Form 10-Q
period 1996-03-31
YONKERS FINANCIAL CORP
filed 1996-05-15
CIK 1005508

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 -------------


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                        Commission File Number 0-27716


                         YONKERS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-3870836
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


ONE MANOR HOUSE SQUARE, YONKERS, NEW YORK                          10701
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                       (ZIP Code)


Registrant's telephone number, including area code:  (914) 968-4500
                                                     --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     As of March 31, 1996, there were no shares of the Registrant's common stock issued and outstanding.

                         YONKERS FINANCIAL CORPORATION

                                     INDEX
                                     -----

                                                               Page
                                                              Number
                                                              ------

                        PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Balance Sheets at March 31, 1996 and
                 September 30, 1995..........................    1

                 Statements of Income for the Three and Six
                 Months Ended March 31, 1996 and 1995........    2

                 Statements of Cash Flows for the Three and
                 Six Months Ended March 31, 1996 and 1995....    3

                 Notes to Unaudited Financial Statements.....    4

Item 2.          Managements Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..................................    6


                          PART II. OTHER INFORMATION

Item 1.          Legal Proceedings...........................   15

Item 2.          Change in Securities........................   16

Item 3.          Defaults Upon Senior Securities.............   17

Item 4.          Submission of Matters to a Vote of
                 Security Holders............................   17

Item 5.          Other Information...........................   17

Item 6.          Exhibits and Reports on Form 8-K............   17

                 Signature Page..............................   18

Part I. Item 1.

                 THE YONKERS SAVINGS AND LOAN ASSOCIATION, FA
                                BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)

                                                                At March 31, 1996   At September 30, 1995
                                                                -----------------   ---------------------
ASSETS

Cash and due from banks                                                    $2,284              $3,161
Interest-bearing deposits                                                     100                 100
Federal funds sold                                                          3,500                   -
Securities:
     Held to maturity, at amortized cost(fair value of $100,703           100,712              95,464
       at March 31,1996 and $95,100 at September 30, 1995)
     Available for sale, at fair value(amortized cost of $17,005           16,836              20,877
       at March 31, 1996 and $21,114 at September 30, 1995)               -------             -------
          Total securities                                                117,548             116,341
                                                                          -------             -------
Loans, net:
     Real estate mortgage loans                                            80,011              79,127
     Consumer and commercial business loans                                 5,099               5,271
     Allowance for loan losses                                               (928)               (719)
                                                                          -------             -------
          Total loans, net                                                 84,182              83,679
                                                                          -------             -------
Accrued interest receivable                                                 1,845               1,801
Federal Home Loan Bank stock                                                1,112               1,112
Office properties and equipment,net                                           888                 797
Other assets                                                                  789               1,292
                                                                         --------            --------
          Total assets                                                   $212,248            $208,283
                                                                         ========            ========
LIABILITIES AND EQUITY

Liabilities:

Deposits                                                                 $194,624            $187,277
Federal Home Loan Bank advances                                             1,000               4,295
Mortgage escrow funds                                                           7                 732
Other liabilities                                                              19                 214
                                                                          -------             -------
          Total liabilities                                               195,650             192,518
                                                                          -------             -------
Equity:
     Retained income, substantially restricted                             16,699              15,907
     Net unrealized loss on available-for-sale
       securities, net of taxes                                              (101)               (142)
                                                                          -------             -------
          Total equity                                                     16,598              15,765
                                                                          -------             -------
          Total liabilities and equity                                    212,248             208,283
                                                                          =======             =======

See accompanying notes to unaudited financial statements.

                  THE YONKERS SAVINGS AND LOAN ASSOCIATION, FA
                             STATEMENTS OF INCOME
                                  (Unaudited)
                                (in thousands)

                                             For the Three Months      For the Six Months
                                             Ended March 31,           Ended March 31,
                                             --------------------      ------------------
                                             1996       1995           1996        1995
                                             ----       ----           ----        ----
Interest and dividend income:
   Loans                                     $1,841    $1,672           $3,720      $3,278
   Securities                                 1,835     1,690            3,670       3,309
   Other earning assets                         100        68              171         117
                                             ------    ------           ------      ------
     Total interest and dividend income       3,776     3,430            7,561       6,704
                                             ------    ------           ------      ------
Interest expense:
   Deposits                                   1,969     1,602            3,946       3,098
   Borrowings and mortgage escrow                32        29               79          42
                                             ------    ------           ------      ------
     Total interest expense                   2,001     1,631            4,025       3,140
                                             ------    ------           ------      ------
       Net interest income                    1,775     1,799            3,536       3,564

Provision for loan losses                        50        75              150         200
                                             ------    ------           ------      ------
Net interest income after provision for
   loan losses                                1,725     1,724            3,386       3,364
                                             ------    ------           ------      ------
Non-interest income:
   Service charges and fees                     197       181              394         354
   Other                                          5         1               10           4
                                             ------    ------           ------      ------
      Total non-interest income                 202       182              404         358
                                             ------    ------           ------      ------
Non-interest expense:
   Compensation and benefits                    598       521            1,193       1,079
   Occupancy and equipment                      164       134              311         284
   Federal deposit insurance premiums           107       102              214         202
   Data processing service fees                 103        93              200         175
   Other                                        277       232              530         565
                                             ------    ------           ------      ------
      Total non-interest expense              1,249     1,082            2,448       2,305
                                             ------    ------           ------      ------
        Income before income tax expense        678       824            1,342       1,417

Income tax expense                              278       349              550         617
                                             ------    ------           ------      ------
        Net income                             $400      $475             $792        $800
                                             ======    ======           ======      ======

See accompanying notes to unaudited financial statements.

                 THE YONKERS SAVINGS AND LOAN ASSOCIATION, FA
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                               For the Six Months
                                                                               Ended March 31,
                                                                         ----------------------------
                                                                          1996                  1995
                                                                          ----                  ----
Cash flows from operating activities:
   Net income                                                              $792                  $800
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Provision for loan losses                                            150                   200
       Accretion of deferred fees, discounts and premiums, net             (216)                 (237)
       Depreciation and amortization expense                                 89                    85
       Other adjustments, net                                              (265)                 (794)
                                                                         ------                ------
          Net cash provided by operating activities                         550                    54
                                                                         ------                ------

Cash flows from investing activities:
   Purchases of securities:
     Available for sale                                                  (1,166)                 (142)
     Held to maturity                                                   (20,175)               (5,032)
   Proceeds from principal payments, maturities and calls
    of securities:
     Available for sale                                                   5,285                   533
     Held to maturity                                                    15,075                 2,735
    Disbursements for loan originations                                  (8,109)               (8,329)
    Principal collections on loans                                        6,632                 6,972
    Proceeds from sales of loans                                          1,145                    90
    Other investing cash flows, net                                          59                   (69)
                                                                         ------                ------
          Net cash used in investing activities                          (1,254)               (3,242)
                                                                         ------                ------
Cash flows from financing activities:
   Net increase in deposits                                               7,347                   485
   (Repayments of) proceeds from Federal Home Loan
    Bank advances                                                        (3,295)                4,000
   Net decrease in mortgage escrow funds                                   (725)                 (375)

          Net cash provided by financing activities                       3,327                 4,110
                                                                         ------                ------
Net increase in cash and cash equivalents                                 2,623                   922
Cash and cash equivalents at beginning of period                          3,261                 5,818
                                                                         ------                ------
Cash and cash equivalents at end of period                               $5,884                $6,740
                                                                         ======                ======
Supplemental cash flow information:
     Interest paid                                                       $4,027                $3,140
     Income taxes paid                                                      541                 1,030

See accompanying notes to unaudited financial statements.

                 THE YONKERS SAVINGS AND LOAN ASSOCIATION, FA
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)    Basis of Presentation

       Yonkers Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Plan of Conversion was approved by the Association's members at a special meeting held on April 2, 1996. Prior to the conversion, the Holding Company had no operations other than those of an organizational nature. Accordingly, all financial and other information for periods prior to the conversion, as set forth herein, refers to the Association.

       The unaudited financial statements of the Association included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ended September 30, 1996.

       Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements presented herein should be read in conjunction with the annual financial statements of the Association as of and for the fiscal year ended September 30, 1995 included in the prospectus dated February 12, 1996.

(2)    Offering

       Concurrent with the conversion, on April 18, 1996 the Holding Company sold 3,570,750 shares of its common stock in a subscription and community offering at a price of $10 per share, for gross proceeds of $35.7 million (including $2.9 million attributable to the shares purchased by the Holding Company's Employee Stock Ownership
       Plan). The Holding Company used $17.9 million of the proceeds to acquire all of the common stock issued by the Association in the conversion.
       The remaining proceeds were retained by the Holding Company.

PART I, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1996 AND SEPTEMBER 30, 1995

Total assets at March 31, 1996 increased $3.9 million, from $208.3 million at September 30, 1995, to $212.2 million, reflecting the Association's ongoing strategy of managed growth. Deposit liabilities increased $7.3 million to $194.6 million at March 31, 1996 from $187.3 million at September 30, 1995 primarily due to a $6.4 million increase in certificates of deposit and a $3.0 million increase in NOW accounts and money market accounts, partially offset by a decrease in regular savings of $1.9 million. The $7.3 million increase in deposits during the six months ended March 31, 1996 was primarily attributable to the announced closure of a branch office of a competing institution. Deposit inflows were utilized to fund asset growth and to reduce FHLB borrowings, which declined $3.3 million to $1.0 million at March 31, 1996 from $4.3 million at September 30, 1995.

Asset growth during the six months ended March 31, 1996 reflected a $2.6 million increase in cash and cash equivalents, which totaled $5.9 million at March 31, 1996 compared to $3.3 million at September 30, 1995, and increases in total securities and in net loans of $1.2 million and $503,000, respectively. The increase in cash and cash equivalents was due to management's decision to maintain higher levels of liquidity during this period. Compared to September 30, 1995, the securities portfolio at March 31, 1996 reflects a $5.2 million increase in held-to-maturity securities and a $4.0 million decrease in available-for-sale securities. The increase in held-to-maturity securities reflects purchases of $20.2 million, partially offset by $15.1 million in principal payments and maturities. The decrease in the available-for-sale portfolio reflects purchases of $1.2 million, partially offset by $5.3 million in principal payments and maturities. Available-for-sale securities represented 14.3% of the total securities portfolio at March 31, 1996 compared to 17.9% at September 30, 1995. The increase in net loans of $503,000 was primarily the result of increases of $1.5 million and $249,000, respectively, in the multi-
family and commercial real estate loan categories.   These increases were
partially offset by decreases of $734,000 in one-to-four-family mortgage loans, $138,000 in land loans, and $172,000 in consumer and commercial business loans and an increase of $209,000 in the allowance for loan losses. Total equity increased $833,000 to $16.6 million or 7.82% of total assets at March 31, 1996 from $15.8 million, or 7.57% of total assets, at September 30, 1995. This increase was attributable to net income of $792,000 for the six-month period and a $41,000 decline in the after-tax net unrealized loss on available-for-sale securities.

Total non-performing assets decreased $291,000, from $3.8 million at September 30, 1995 to $3.5 million at March 31, 1996 as a result of a $64,000 reduction in non-accrual loans past due ninety days or more and a $227,000 reduction in net real estate owned. The ratio of non-performing loans and real estate owned to total assets decreased to 1.63% at March 31, 1996 from 1.80% at September 30, 1995. The allowance for loan losses increased from $719,000 at September 30, 1995 to $928,000 at March 31, 1996 as a result of additional loan loss provisions of $150,000 and recoveries (net of charge-offs) of $59,000. The ratio of the allowance for loan losses to non-performing loans increased to 26.77% at March 31, 1996 from 20.37% at September 30, 1995, and the ratio of the allowance to total loans increased to 1.08% at March 31, 1996 from 0.84% at September 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Net income for the three months ended March 31, 1996 was $400,000, compared to $475,000 for the same period in 1995. The $75,000 decrease in net income was primarily attributable to a $24,000 decrease in net interest income (representing a $370,000 increase in interest expense less a $346,000 increase in interest and dividend income) and a $167,000 increase in non-interest expense, partially offset by decreases of $25,000 and $71,000 in the provision for loan losses and income tax expense, respectively.

Net interest income, or the difference between interest and dividend income and interest expense, was substantially unchanged at $1.8 million for each of the three-month periods ended March 31, 1996 and 1995. The positive effect of an increase in average interest-earning assets was offset by a 35 basis point decrease in the interest rate spread to 3.11% for the three months ended March 31, 1996 from 3.46% for the same period in 1995. The Association's net interest margin declined by 29 basis points to 3.42% for the three months ended March 31, 1996 from 3.71% for the three months ended March 31, 1995.

Although the Association realized higher average yields on its interest-earning assets, primarily due to upward rate repricings on adjustable rate assets as a result of the increasing interest rate environment in fiscal 1995, its interest-bearing liabilities repriced more quickly in fiscal 1995 due to the liabilities having a shorter term than the assets. This had a negative impact on the Association's average interest rate spread and net interest margin in the three months ended March 31, 1996 compared to the same period in the prior year.

Interest and dividend income totaled $3.8 million for the three months ended March 31, 1996, an increase of $346,000 compared to interest and dividend income of $3.4 million for the three months ended March 31, 1995. This increase reflects a $13.9 million increase in total average interest-earning assets and a 19 basis point increase in the average yield on such assets to 7.27% for the three months ended March 31, 1996 from 7.08% for the same period in the prior year. Interest income on loans increased by $169,000 to $1.9 million for the three months ended March 31, 1996 from $1.7 million for the three months ended March 31, 1995, reflecting a $5.7 million increase in the average balance of loans and a 23 basis point increase in the average yield. The increase in the average balance of loans was primarily attributable to increases in commercial real estate, multi-family and land loans. The increase in average yield on loans was primarily due to the upward repricing of the Association's adjustable rate mortgage portfolio. On a combined basis, interest and dividend income on mortgage-backed and other securities increased $145,000 to $1.8 million for the three months ended March 31, 1996 from $1.7 million for the three months ended March 31, 1995. This increase was primarily due to a $125,000 increase in interest on other securities, attributable to a $4.0 million increase in the average balance and a 50 basis point increase in the average yield, and to a $20,000 increase in interest on mortgage-related securities attributable to a $4.0 million increase in the average balance partially offset by a 28 basis point decrease in the average yield.

Interest expense on deposits increased $367,000 to $2.0 million for the three months ended March 31, 1996 from $1.6 million for the three months ended March 31, 1995. This increase reflects a $14.0 million increase in the average balance of interest-bearing deposits and a 50 basis point increase in the average rate paid on such liabilities to 4.16% for the three months ended March 31, 1996 from 3.66% for the same period in the prior year. The increase in average interest-bearing deposits was primarily attributable to a $19.6 million increase in the average balance of savings certificate accounts to $106.0 million from $86.4 million, partially offset by a $9.0 million decrease in the average balance of regular savings accounts to $52.0 million from $61.0 million. The combined effect of the higher average balance and the overall increases in the average rate paid on deposits for the three months ended March 31, 1996 compared to the same period in the prior year reflect the foregoing shift from generally lower rate savings accounts to generally higher rate certificate accounts.

The provision for loan losses was $50,000 for the three months ended March 31, 1996 compared to $75,000 for the same period in 1995, reflecting the relatively stable level of non-performing loans in the current year period and the higher level of net recoveries in the current three-month period compared to the same period last year. The provision for each period reflects management's evaluation of various factors including the Association's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current and prospective economic conditions. The allowance for loan losses was $928,000, or 1.08% of total loans at March 31, 1996, compared to $503,000 or 0.63% of total loans at March 31, 1995 and $719,000 or 0.84% of total loans at September 30, 1995. The ratio of the allowance for loan losses to non-performing loans was 26.77% at March 31, 1996 compared to 14.13% at March 31, 1995 and 20.37% at September 30, 1995. Loan charge-offs were $18,000 and recoveries were $77,000 during the three months ended March 31, 1996, compared to no charge-offs and $5,000 in recoveries during the same period in 1995. Although the Association maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                    March 31, 1996  September 30, 1995  March 31, 1995
                                    --------------  ------------------  --------------
                                          (Dollars in thousands)
Non-performing loans                     $3,466           $3,530            $3,559

Real estate owned, net.................       -              227                 -
                                         ------           ------            ------
Total non-performing assets............  $3,466           $3,757            $3,559
                                         ======           ======            ======

Non-performing loans to total loans....    4.12%            4.15%             4.46%

Non-performing assets to total assets..    1.63%            1.80%             1.78%

Allowance for loan losses to:

  Non-performing loans.................   26.77%           20.37%            14.13%

  Total loans..........................    1.08%            0.84%             0.63%

Non-interest income for the three months ended March 31, 1996 increased $20,000 to $202,000 from $182,000 for the three months ended March 31, 1995. This increase was primarily attributed to increases in service charges and fee income relating to increased loan origination volume.

Non-interest expense increased $167,000 to $1.3 million for the three months ended March 31, 1996 from $1.1 million for the same period in 1995. The Association's ratio of non-interest expense to average total assets, on an annualized basis, increased to 2.36% for the three months ended March 31, 1996 from 2.20% for the same period in 1995. The increase in non-interest expense primarily reflects an increase in compensation and benefits, and in other non-interest expenses. Compensation and benefits expense increased $77,000 to $598,000 for the three months ended March 31, 1996 from $521,000 for the three months ended March 31, 1995. This increase was primarily attributable to merit and performance-based increases for management and staff members and an increase in the number of employees. Other non-interest expenses increased $45,000 to $277,000 for the three months ended March 31, 1996 from $232,000 for the three months ended March 31, 1995. The deposits of savings associations such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Association's assessment would amount to approximately $950,000, after taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect the Association's results of operations. Conversely, depending upon the Association's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as $2,000 from the .23% of deposits currently paid by the Association, which would reduce non-interest expense for future periods. No prediction can be made as to whether or in what form this legislation will be approved.

Income tax expense was $278,000, or 41% of pre-tax income for the three months ended March 31, 1996 compared to $349,000, or 42.3% of pre-tax income for the same period in 1995. The decrease in tax expense primarily reflects lower pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Net income for the six months ended March 31, 1996 was $792,000 compared to $800,000 for the six months ended March 31, 1995. The $8,000 decrease was primarily attributable to a $143,000 increase in non-interest expense, partially offset by a $50,000 decrease in the provision for loan losses, a $67,000 decrease in income tax expense and a $46,000 increase in non-interest income.

Net interest income was substantially unchanged at $3.6 million for each of the six-month periods ended March 31, 1996 and 1995. The positive effect of an increase in average earning assets was offset by a 34 basis point decrease in the interest rate spread to 3.11% for the six months ended March 31, 1996 from 3.45% for the same period in 1995. The Association's net interest margin declined by 28 basis points to 3.42% for the six months ended March 31, 1996 from 3.70% for the six months ended March 31, 1995.

Interest and dividend income totaled $7.6 million for the six months ended March 31, 1996, an increase of $857,000 compared to interest and dividend income of $6.7 million for the six months ended March 31, 1995. This increase reflects a $13.7 million increase in total average interest-earning assets and a 36 basis point increase in the average yield on such assets to 7.32% for the six months ended March 31, 1996 from 6.96% for the same period in the prior year. Interest income on loans increased by $442,000 to $3.7 million for the six months ended March 31, 1996 from $3.3 million for the six months ended March 31, 1995, reflecting a $5.6 million increase in the average balance of loans and a 50 basis point increase in the average yield. The increase in the average balance of loans was primarily attributable to increases in commercial real estate, multi-family and land loans. On a combined basis, interest and dividend income on mortgage-backed and other securities increased $361,000 to $3.7 million for the six months ended March 31, 1996 from $3.3 million for the six months ended March 31, 1995. This increase was due to a $276,000 increase in interest on other securities, attributable to a $5.7 million increase in the average balance and a 40 basis point increase in the average yield, and an $85,000 increase in interest on mortgage-backed securities, attributable to a $1.3 million increase in the average balance and a 14 basis point increase in the average yield.

Interest expense on deposits increased $849,000 to $4.0 million for the six months ended March 31, 1996 from $3.1 million for the six months ended March 31, 1995. This increase reflects a $12.8 million increase in the average balance of interest-bearing deposits and a 66 basis point increase in the average rate paid on such liabilities to 4.20% for the six months ended March 31, 1996 from 3.54% for the same period in the prior year. The increase in average interest-bearing deposits was primarily attributable to a $21.8 million in the average balance of savings certificate accounts to $104.2 million from $82.4 million, partially offset by an $11.0 million decrease in the average balance of regular savings accounts to $52.9 million from $63.9 million. The combined effect of the higher average balance and the overall increase in the average rate paid on deposits for the six months ended March 31, 1996 compared to the same period in the prior year reflect the foregoing shift from generally lower rate savings accounts to generally higher rate certificate accounts.

The provision for loan losses was $150,000 for the six months ended March 31, 1996 compared to $200,000 for the same period in 1995, reflecting the relatively stable level of non-performing loans in the current year period and more favorable charge-off and recovery activity in the current year period compared to the same period last year. Net recoveries were $59,000 for the six months ended March 31, 1996 compared to net charge-offs of $8,000 for the six months ended March 31, 1995.

Non-interest income for the six months ended March 31, 1996 increased $46,000 to $404,000 from $358,000 for the six months ended March 31, 1995. This increase was primarily attributed to increases in service charges and fee income relating to volume.

Non-interest expense increased $143,000 to $2.4 million for the six months ended March 31, 1996 from $2.3 million for the same period in 1995. The Association's ratio of non-interest expense to average total assets, on an annualized basis, decreased to 2.32% for the six months ended March 31, 1996 from 2.34% for the same period in 1995. The increase in non-interest expense primarily reflects an increase in compensation and benefits. Compensation and benefits expense increased $114,000 to $1.2 million for the six months ended March 31, 1996 from $1.1 million for the six months ended March 31, 1995. This increase was primarily attributable to merit and performance-based increases for management and staff members and an increase in the number of employees.

Income tax expense was $550,000, or 41.0% of pre-tax income for the six months ended March 31, 1996 compared to $617,000 or 43.5% of pre-tax income for the same period in 1995. The decrease in tax expense primarily reflects lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, principal and interest payments on loans and securities and, to a lesser extent, borrowings and proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0% respectively. At March 31, 1996, the Association's liquidity ratio was 14.3% and its short-term liquidity ratio was 4.2%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

The primary investing activities of the Association are the origination of real estate and other loans, and the purchase of mortgage-backed and other securities. The Association had $1.0 million in borrowings at March 31, 1996 and has other sources of liquidity if a need for additional funds arises, including the ability to obtain additional Federal Home Loan Bank advances of up to approximately $50.0 million.

At March 31, 1996, the Association had outstanding loan origination commitments of $1.9 million, unadvanced home equity lines of credit of $5.0 million, undisbursed construction loans in process of $463,000 and commitments to purchase securities of 2.0 million. The Association anticipates that it will have sufficient funds available to meet its current origination and other commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1996 totaled $74.3 million. Based on the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

At March 31, 1996, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 7.81% of total adjusted assets, which is above the required level of 1.5%; core capital of 7.81% of total adjusted assets, which is above the required level of 3.0%; and total risk based capital of 19.33%, which is above the required level of 8.0%.

On February 6, 1995, the New York Superintendent of Banks (the "Superintendent") took possession of Nationar, a check clearing and trust company, freezing all of Nationar's assets. On that date, the Association had a check clearing balance of $841,000 due from Nationar. In April 1995, the Superintendent indicated in an Interim Status Report that a review of potential claims against Nationar had not yet been completed, and that any estimate of the net deficit of Nationar (and potential creditor recoveries) may differ materially from the amounts shown in the "Preliminary Statement of Net Assets and Liabilities in Liquidation for Nationar" as of February 6, 1995 as a result of, among other things, the ultimate realization on the assets of the estate, the total amount of claims presented, the results of the claims reconciliation process, the valuation of collateral, and the review and classification of priority claims. Under applicable New York laws, there may be certain preferences that might affect the percentage recovery of any particular institution. In July 1995, as required by applicable New York law, the Association submitted a timely proof of claim related to this balance to the Superintendent. Although at September 30, 1995, the Superintendent had disposed of substantially all of the assets of Nationar and received timely proofs of claims from numerous entities, including the Association, the Superintendent had not completed the reconciliation of claims or made any determination regarding the acceptance or rejection of such claims. On such date, no estimate was available as to when this process would be completed. In addition, certain out-of-state financial institutions have objected to the acceptance by the Superintendent of all claims filed by Nationar's former stockholders. The Association was not a stockholder of Nationar. Based upon the information available, management believes that there is at least a reasonable likelihood that the Association will not recover its entire claim against Nationar. As a result, the Association has established a valuation allowance of $168,000 against its claim, resulting in a net carrying amount for the claim of $673,000, which is included in other assets on the Association's balance sheets at September 30, 1995 and March 31, 1996. The related provision for loss of $168,000 was included in other non-interest expense in the Association's Statement of Income for the quarter and year ended September 30, 1995. There can be no assurance, however, that additional provisions for loss will not be necessary in the future as further developments occur and additional information becomes available. Such additional provisions for loss, if any, would have an adverse effect on the Association's results of operations. Management believes, however, that any increase in the valuation allowance will not have a material effect on the Association's liquidity.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 6, 1995, the New York Superintendent of Banks (the "Superintendent") took possession of Nationar, a New York chartered bank that provided correspondent banking and related services for various banking institutions, including the Association. The Superintendent, under the supervision of the New York Supreme Court (the "Court"), is now winding up Nationar's affairs and completing its liquidation. At the time that Nationar was seized by the Superintendent, the Association had a total of approximately $841,000 on deposit with Nationar in an account which was used primarily to fund checks written by the Association's customers and drafts drawn by the Association. At the time Nationar was seized, all funds on deposit, together with other assets, were frozen and ceased accruing interest. The total amount of the Association's deposits that remain frozen in Nationar's estate is approximately $841,000. The Association filed a timely claim for these funds with the Superintendent. On April 26, 1995, the Superintendent submitted an Interim Status report ("Interim Report") regarding the business and affairs of Nationar to the Court, in accordance with the relevant provisions of the Banking Law of the State of New York ("New York Banking Law"). Attached to the interim report was a preliminary Statement of Net Assets and Liabilities in Liquidation for Nationar as of February 6, 1995 ("Preliminary Statement"), which showed a net deficit of liabilities in excess of assets of approximately $29.4 million. The Superintendent indicated in the Interim Report that the review of potential claims against Nationar is not yet complete and that any estimate of the net deficit of Nationar (and potential creditor recoveries) may differ materially from the amounts shown in the Preliminary Statement as a result of, among other things, the ultimate realization on the assets of the estate, the total amount of claims presented, the results of the claims reconciliation process, the valuation of collateral and the review and classification of priority claims.
On August 3, 1995, the Superintendent submitted a Second Interim Status Report, which reported a slight increase as of June 30, 1995 in the estimate of the proceeds that will be realized from the liquidation of Nationar's assets. On September 5, 1995, the Superintendent submitted a Third Interim Status Report which reported an aggregate amount of $301 million in timely filed claims. Subsequently, on February 6, 1996, the Superintendent issued a Fourth Interim Status Report which reported $452 million in timely filed claims. The New York Banking Law gives the deposit claims of mutual savings institutions a priority in the distribution of the assets of a bank in liquidation. The Association believes that, since it was a New York chartered mutual savings institution when it made the deposits for which it has filed claims, such claims are entitled to this priority although the Association has not been advised by the Superintendent that it is entitled to this priority. The amount available for distribution to the Association and other creditors of Nationar will depend on the amount of claims presented, the valuation of collateral, the ultimate realization on Nationar's assets, and legal, accounting and other costs of the administration of the Nationar liquidation. Each creditor's recovery also will depend on the priorities of its respective claims. The Superintendent's liquidation of Nationar is being supervised by the Court, which must approve the Superintendent's determination of claim priorities. At this time, whether the Superintendent and the Court will recognize this priority and, if recognized, the position of this priority in relation to other asserted priorities, cannot be determined. In addition, certain out-of-state financial institutions have objected to the acceptance by the Superintendent of all claims filed by Nationar's former stockholders. The Association was not a stockholder of Nationar. Based upon these uncertainties, the Association has classified this asset as substandard and has established a valuation allowance of $168,000 against any potential loss, representing approximately 20% of the Association's deposit claim and resulting in a net carrying value of the claim of $673,000 which was included in other assets on the Association's balance sheets at September 30, 1995 and March 31, 1996. Since the actual amount to be received by the Association on account of its deposit claim cannot be predicted with any degree of certainty, there can be no assurance that additional provisions for loss will not be necessary in the future as further developments occur and additional information becomes available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the impact of this claim on the Association's financial condition, results of operations and liquidity.

The Association is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Association's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

                                                          Page Where
                                                            Located
                                                              in
                                                         Sequentially
                                                           Numbered
      Exhibit No                    Name                   Document
      ----------                    ----                 ------------
          27                  Financial Data                  20
                               Schedule

      (b) Reports on Form 8-K
              None

                                  SIGNATURES


     Pursuant to the requirement of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  YONKERS FINANCIAL CORPORATION
                                  Registrant



Date:  May 14, 1996                           /s/ Richard F. Komosinski
      ------------------                      ----------------------------
                                              Richard F. Komosinski,
                                              President and Director
                                              (Duly Authorized Officer)



Date:  May 14, 1996                           /s/ Joseph D. Roberto
      ------------------                      ----------------------------
                                              Joseph D. Roberto,
                                              Vice President and Treasurer
                                              (Principle Financial Officer)