Form 10-Q
period 1996-06-30
YONKERS FINANCIAL CORP
filed 1996-08-14
CIK 1005508

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------


                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------  ----------------

                        Commission File Number 0-27716


                         YONKERS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   13-3870836
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


6 EXECUTIVE PLAZA, YONKERS, NEW YORK                       10701
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number, including area code:  (914) 965-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock        Number of Shares Outstanding, June 30, 1996
- ------- -- ------ -----        ------ -- ------ ------------ ---- --- ----

    $.01 Par Value                              3,570,750

                         YONKERS FINANCIAL CORPORATION

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------
                        PART I.  FINANCIAL INFORMATION


Item 1.          Financial Statements (Unaudited)

                 Balance Sheets at June 30, 1996 and
                 September 30, 1995....................................     1

                 Statements of Income for the Three and Nine
                 Months Ended June 30, 1996 and 1995...................     2

                 Statements of Cash Flows for the Three and
                 Nine Months Ended June 30, 1996 and 1995..............     3

                 Notes to Unaudited Financial Statements...............     4

Item 2.          Managements Discussion and Analysis of

                 Financial Condition and Results of
                 Operations............................................     6


                          PART II. OTHER INFORMATION


Item 1.          Legal Proceedings.....................................    15

Item 2.          Change in Securities..................................    16

Item 3.          Defaults Upon Senior Securities.......................    16

Item 4.          Submission of Matters to a Vote of Security
                 Holders...............................................    17

Item 5.          Other Information.....................................    17

Item 6.          Exhibits and Reports on Form 8-K......................    17

                 Signature Page........................................    18

Part I. Item 1.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands,except share data)

                                                                               At June 30, 1996       At September 30, 1995
                                                                             ---------------------  -------------------------
ASSETS

Cash and due from banks                                                                     $2,184                   $3,161
Federal funds sold                                                                           4,000                        -
Short-term investments                                                                      10,214                      100
Securities:
     Held to maturity, at amortized cost (fair value of $93,843
       at June 30,1996 and $95,100 at September 30, 1995)                                   95,001                   95,464
     Available for sale, at fair value (amortized cost of $41,252
       at June 30, 1996 and $21,114 at September 30, 1995)                                  40,998                   20,877
                                                                                            ------                   ------
          Total securities                                                                 135,999                  116,341
                                                                                           -------                  -------

Loans, net:
     Real estate mortgage loans                                                             80,833                   79,127
     Consumer and commercial business loans                                                  5,468                    5,271
     Allowance for loan losses                                                                (862)                    (719)
                                                                                               ---                      ---
          Total loans, net                                                                  85,439                   83,679
                                                                                            ------                   ------

Accrued interest receivable                                                                  2,073                    1,801
Federal Home Loan Bank stock                                                                 1,112                    1,112
Office properties and equipment,net                                                            958                      797
Other assets                                                                                   847                    1,292
                                                                                               ---                    -----

          Total assets                                                                    $242,826                 $208,283
                                                                                          ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Deposits                                                                             $192,013                 $187,277
     Federal Home Loan Bank advances                                                         1,000                    4,295
     Mortgage escrow funds                                                                     727                      732
     Other liabilities                                                                          65                      214
                                                                                                --                      ---
          Total liabilities                                                                193,805                  192,518
                                                                                           -------                  -------

Stockholders' equity (note 2):
     Preferred stock (par value $0.01 per share; 100,000
       shares authorized; none issued or outstanding)                                            0                        0
     Common stock (par value $0.01 per share: 4,500,000
       shares authorized; 3,570,750 shares issued and outstanding)                              36                        0
     Additional paid-in capital                                                             34,591                        0
     Common stock held by employee stock ownership plan                                     (2,785)                       0
     Retained income, substantially restricted                                              17,331                   15,907
     Net unrealized loss on available-for-sale
       securities, net of taxes                                                               (152)                    (142)
                                                                                               ---                      ---

       Total stockholders' equity                                                           49,021                   15,765
                                                                                            ------                   ------

       Total liabilities and stockholders' equity                                         $242,826                 $208,283
                                                                                          ========                 ========

See accompanying notes to unaudited consolidated financial statements.


                                                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                                  (Unaudited)
                                                         (In thousands, except per share data)


                                                                  For the Three Months              For the Nine Months
                                                                  Ended June 30,                    Ended June 30,
                                                                  --------------------              -------------------
                                                                      1996          1995                1996          1995
                                                                   -------        ------             -------       -------

Interest and dividend income:
   Loans                                                            $1,781        $1,726              $5,501        $5,004
   Securities                                                        2,067         1,722               5,737         5,031
   Other earning assets                                                385           100                 556           217
                                                                       ---           ---                 ---           ---

     Total interest and dividend income                              4,233         3,548              11,794        10,252
                                                                     -----         -----              ------        ------

Interest expense:
   Deposits                                                          1,936         1,830               5,882         4,928
   Borrowings and mortgage escrow                                       18            65                  97           107
                                                                        --                                --           ---

     Total interest expense                                          1,954         1,895               5,979         5,035
                                                                     -----         -----               -----         -----

       Net interest income                                           2,279         1,653               5,815         5,217

Provision for loan losses                                              237            75                 387           275
                                                                       ---                               ---           ---

Net interest income after provision for
   loan losses                                                       2,042         1,578               5,428         4,942
                                                                     -----         -----               -----         -----

Non-interest income:
   Service charges and fees                                            208           192                 602           546
   Net gain on sales of securities                                                    29                   -            29
   Net loss on sales of loans                                           (5)            -                  (1)           (1)
   Other                                                                 4             3                  10             8
                                                                         -             -                  --             -

      Total non-interest income                                        207           224                 611           582
                                                                       ---           ---                 ---           ---

Non-interest expense:
   Compensation and benefits                                           662           527               1,855         1,606
   Occupancy and equipment                                             157           134                 468           418
   Federal deposit insurance premiums                                  110           102                 324           304
   Data processing service fees                                        102            92                 302           267
   Other, net                                                          117           245                 647           810
                                                                       ---           ---                 ---           ---

      Total non-interest expense                                     1,148         1,100               3,596         3,405
                                                                     -----         -----               -----         -----

        Income before income tax expense                             1,101           702               2,443         2,119

Income tax expense                                                     469           283               1,019           900
                                                                       ---           ---               -----           ---

       Net income                                                     $632          $419              $1,424        $1,219
                                                                      ====          ----              ======        ------

       Earnings per share, from date of conversion (note 3)          $0.19
                                                                     =====

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                           For the Nine Months
                                                                                           Ended June 30,
                                                                                      -------------------------
                                                                                         1996              1995
                                                                                      -------           -------
Cash flows from operating activities:
   Net income                                                                          $1,424            $1,219
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Provision for loan losses                                                          387               275
       Accretion of deferred fees, discounts and premiums, net                           (349)             (357)
       Depreciation and amortization expense                                              139               127
       Other adjustments, net                                                            (141)           (1,324)
                                                                                      -------           -------

          Net cash provided by (used in) operating activities                           1,460               (60)
                                                                                      -------           -------

Cash flows from investing activities:
   Purchases of securities:
     Available for sale                                                               (25,687)           (2,722)
     Held to maturity                                                                 (20,175)           (6,037)
   Proceeds from principal payments, maturities and calls of securities:
     Available for sale                                                                 5,578             1,244
     Held to maturity                                                                  20,865             3,852
   Proceeds from sales of securities:
     Available for sale                                                                     -               438
     Held to maturity                                                                       -               847
    Disbursements for loan originations                                               (12,748)          (11,182)
    Principal collections on loans                                                      9,243             9,261
    Proceeds from sales of loans                                                        1,696                90
    Other investing cash flows, net                                                      (302)             (171)
                                                                                          ---               ---

          Net cash used in investing activities                                       (21,530)           (4,380)
                                                                                      -------           -------
Cash flows from financing activities:
   Net increase in deposits                                                             4,737             7,550
   Net proceeds from sale of common stock                                              34,627                 -
   Common stock purchased by employees stock ownership plan                            (2,857)                -
    Repayments of Federal Home Loan Bank advances                                      (3,295)                -
   Net decrease in mortgage escrow funds                                                   (5)             (476)
                                                                                                            ---

          Net cash provided by financing activities                                    33,207             7,074
                                                                                       ------             -----

Net increase in cash and cash equivalents                                              13,137             2,634
Cash and cash equivalents at beginning of period                                        3,261             5,818
                                                                                                          -----

Cash and cash equivalents at end of period                                            $16,398            $8,452
                                                                                      -------           -------
Supplemental cash flow information:
     Interest paid                                                                     $5,979            $5,035
     Income taxes paid                                                                    706             1,275
                                                                                      =======           =======

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


(1)    Basis of Presentation


       Yonkers Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Holding Company's principal business, subsequent to the Conversion, is the operation of its wholly-owned subsidiary, the Association. Prior to the Conversion, the Holding Company had no operations other than those of an organizational nature. Accordingly, all financial and other information for periods prior to the Conversion, as set forth herein, refers to the Association. Collectively, the Holding Company and the Association are referred to herein as the "Company".

       The unaudited consolidated financial statements of the Company included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1996.

       Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Association as of and for the fiscal year ended September 30, 1995 included in the prospectus dated February 12, 1996.

(2)    Offering


       Concurrent with the Conversion, on April 18, 1996 the Holding Company sold 3,570,750 shares of its common stock in a subscription and community offering at a price of $10 per share, resulting in gross proceeds of $35.7 million (including $2.9 million attributable to the shares purchased by the Holding Company's Employee Stock Ownership Plan). After deducting conversion costs of $1.1 million, the net proceeds were $34.6 million. The Holding Company used $17.3 million of the net proceeds to acquire all of the common stock issued by the Association in the Conversion. The remaining proceeds were retained by the Holding Company. On a consolidated basis, the net offering proceeds were $31.7 million after deducting shares purchased by the Holding Company's Employee Stock Ownership plan ("ESOP").


(3)    Earnings Per Share


       Earnings per share is based on net income for the period following the Conversion divided by the weighted average number of common shares outstanding (net income of $632,000 and 3,288,050 shares for the three months ended June 30, 1996). For purposes of determining the weighted average number of common shares outstanding, ESOP shares committed to be released to participants as of the date of the financial statements have been considered outstanding. ESOP shares that have not been committed to be released have not been considered outstanding in computing earnings per share.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1996 and September 30, 1995

Total assets at June 30, 1996 increased $34.5 million, from $208.3 million at September 30, 1995 to $242.8 million at June 30, 1996, due primarily to the net reinvestment of the proceeds received from the subscription offering of $31.7 million. The Holding Company concluded its stock offering on April 18, 1996, at which time the Association became a wholly owned subsidiary of the Holding Company. Deposit liabilities increased $4.7 million to $192.0 million at June 30, 1996 from $187.3 million at September 30, 1995, primarily due to a $6.0 million combined increase in NOW accounts and money market accounts and a $3.8 million increase in certificates of deposit, partially offset by a decrease in regular savings of $4.7 million.

Funds provided by the Conversion and deposit growth were primarily invested in securities and short-term investments. Securities increased $19.7 million from $116.3 million at September 30, 1995 to $136.0 million at June 30, 1996. Short-term investments increased from $100,000 at September 30, 1995 to 10.2 million at June 30, 1996, reflecting an investment in a money market mutual fund during the quarter ending June 30, 1996. Cash and due from banks decreased $1.0 million from $3.2 million at September 30, 1995 to $2.2 million at June 30, 1996. Net loans increased $1.7 million from $83.7 million at September 30, 1995 to $85.4 million at June 30, 1996.

Compared to September 30, 1995 the securities portfolio at June 30, 1996 reflects a $20.1 million increase in available-for-sale securities and a $463,000 decrease in held-to-maturity securities. The decrease in held-to-maturity securities primarily reflects $20.9 million in principal payments and maturities, partially offset by purchases of $20.2 million. The increase in available-for-sale securities reflects purchases of $25.7 million, partially offset by %5.6 million in principal payments and maturities. Available-for-sale securities represented 30.1% of the total securities portfolio at June 30, 1996 compared to 17.9% at September 30, 1995. Management increased the level of available-for-sale securities to enhance the Company's overall financial flexibility.

The increase in net loans of $1.7 million was primarily the result of increases of $2.0 million in commercial real estate loans, $334,000 in construction loans and $196,000 in consumer and commercial business loans. These increases were partially offset by decreases of $359,000 in one-to-four- family mortgage loans, $158,000 in land loans, $117,000 in multi-family loans and an increase of $143,000 in the allowance for loan losses.

Stockholders' equity increased $33.2 million from $15.8 million at September 30, 1996 to $49.0 million at June 30, 1996. The increase is primarily attributable to capital of $31.8 million raised in the conversion (net offering proceeds of $34.6 million less ESOP shares of $2.8 million) and net income of $1.4 million for the nine-month period. The ratio of stockholders' equity to total assets at June 30, 1996 was 20.19%, as compared to 7.57% at September 30, 1995.

Total non-performing assets decreased $664,000, from $3.8 million at September 30, 1995 to $3.1 million at June 30, 1996 as a result of a $828,000 reduction in non-accrual loans past due ninety days or more partially offset by a $164,000 increase in net real estate owned. The reduction in non-accrual loans reflects the settlement of the Company's participation interest in a loan on a co-op located in Kew Gardens, New York originated by the Thrift Association Service Corporation ("TASCO") in 1986, as well as the transfer of three properties to real estate owned. The net book value of the Association's interest in the participation loan was $309,000. The ratio of non-performing loans and real estate owned to total assets decreased to 1.27% at June 30, 1996 from 1.80% at September 30, 1995. The allowance for loan losses increased from $719,000 at September 30, 1995 to $862,000 at June 30, 1996 as a result of additional loan loss provisions of $387,000 less charge-offs (net of recoveries) of $244,000. The ratio of the allowance for loan losses to non-performing loans increased to 31.90% at June 30, 1996 from 20.37% at September 30, 1995, and the ratio of the allowance to total loans increased to 1.00% at June 30, 1996 from 0.84% at September 30, 1995.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 1996 and 1995

Net income for the three months ended June 30, 1996 was $632,000 (or $0.19 per common share) compared to $419,000 for the same period in 1995. The $213,000 increase in net income was attributable to a $626,000 increase in net interest income, partially offset by a $162,000 increase in the provision for loan loss, a $48,000 increase non-interest expense, a $17,000 decrease in non-interest income and a $186,000 increase in tax expense.

Net interest income, or the difference between interest and dividend income and interest expense, increased $626,000 from $1.7 million for the three months ended June 30, 1995 to $2.3 million for the three months ended June 30, 1996. This increase was attributable to the positive effect of an increase in average interest-earning assets partially offset by a 9 basis point decrease in the interest rate spread to 2.99% from 3.08% for the same period in 1995.

Interest and dividend income totaled $4.2 million for the three months ended June 30, 1996; an increase of $685,000 compared to interest and dividend income of $3.5 million for the three months ended June 30, 1995. This increase reflects a $43.3 million increase in total average interest-earning assets partially offset by a 16 basis point decrease in the average yield on such assets to 7.09% for the three months ended June 30, 1996 from 7.25% for the same period in the prior year. Average interest-earning assets increased primarily as a result of investing the net proceeds from the stock offering. The decrease in the yield on average assets reflects the higher concentration of shorter term and adjustable rate assets (short-term investments and available-for-sale securities) which carry a lower yield. Interest income on loans increased by $55,000 to to $1.8 million for the three months ended June 30, 1996 from $1.7 million for the three months ended June 30, 1995, reflecting a $6.2 million increase in the average balance of loans, partially offet by a 37 basis point decrease in the average yield. The increase in the average balance of loans was primarily attibutable to an increase in commercial real estate and land loans. The decrease in the average yield on loans was primarily attributable to downward rate repricings on adjustable-rate loans. On a combined basis, interest and dividend income on mortgage-backed and other securities increased $345,000 to $2.1 million for the three months ended June 30, 1996 from $1.7 million for the three months ended June 30, 1995. This increase was due to (1) a $190,000 increase in interest on other securities, attributable to an $8.5 million increase in the average balance and a 44 basis point increase in the average yield, and (2) a $155,000 increase in interest on mortgage-backed securities attributable to a $10.2 million increase in the average balance, partially offset by a 7 basis point decrease in the average yield. Interest and dividend income on other earning assets increased $285,000 primarily attributable to conversion proceeds temporarily invested in federal funds and other short-term liquid assets.

Interest expense on deposits increased $106,000 to $1.9 million for the three months ended June 30, 1996 from $1.8 million for the three months ended June 30, 1995. This increase reflects a $9.0 million increase in the average balance of interest-bearing deposits and a 3 basis point increase in the average rate paid on such liabilities to 4.09% for the three months ended June 30, 1996 from 4.06% for the same period in the prior year. The increase in average interest-bearing deposits was primarily attributable to a $10.1 million increase in the average balance of savings certificate accounts to $105.9 million from $95.8 million, partially offset by a $6.0 million decrease in the average balance of regular savings accounts to $49.7 million from $55.7 million.

The provision for loan losses increased to $237,000 for the three months ended June 30, 1996 from $75,000 for the three months ended June 30, 1995. This increase was primarily attributable to $310,000 in charge offs for the three months ended June 30, 1996, compared to no charge-offs for the same period in 1995, and management's decision to substantially replenish the allowance for loan losses. The allowance for loan losses was $862,000 or 1.00% of total loans at June 30, 1996, compared to $928,000 or 1.08% of total loans at March 31, 1996 and $719,000 or 0.84% of total loans at September 30, 1995. The ratio of the allowance for loan losses to non-performing loans was 31.90% at June 30, 1996, compared to 26.77% at March 31, 1996 and 20.37% at September 30, 1995. Included in the charge-offs for the quarter ended June 30, 1996 is $203,000 relating to the settlement of the Company's non-performing participation interest in the previously mentioned TASCO loan, as well as $97,000 for three properties that were transferred into real estate owned during the period. The Company's allocation of its allowance for loan losses at March 31, 1996 included $155,000 for the TASCO loan and $91,000 for the three foreclosed properties. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods.

The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                  June 30, 1996       March 31, 1996       September 30, 1995
                                                  -------------       --------------       ------------------
    (Dollars in thousands)

Non-performing loans................................    $2,702         $3,466              $3,530

Real estate owned, net..............................       391              -                 227
                                                        ------         ------              ------
Total non-performing assets.........................    $3,093         $3,466              $3,757
                                                        ======         ======              ======

Non-performing loans to total loans.................     3.13%          4.12%               4.15%

Non-performing assets to total assets...............     1.27%          1.63%               1.80%

Allowance for loan losses to:

    Non-performing loans............................    31.90%         26.77%              20.37%

    Total loans.....................................     1.00%          1.08%               0.84%

Non-interest income for the three months ended June 30, 1996 decreased $17,000 to $207,000 from $224,000 for the three months ended June 30, 1995. This decrease was primarily attributed to a decrease in net gains on the sale of securities of $29,000 and an increase in the net loss on the sale of loans of $5,000, partially offset by an increase in service charges and fee income, relating to volume, of $16,000.

Non-interest expense for the three months ended June 30, 1996 increased $48,000 compared to the same period in 1995. The Association's ratio of non-interest expense to average total assets, on an annualized basis, decreased to 1.89% for the three months ended June 30, 1996 from 2.20% for the same period in 1995. The increase in non-interest expense primarily reflects increases in compensation and benefits expense and in occupancy and equipment expense, partially offset by a decrease in other non-interest expense. Compensation and benefits expense increased $135,000 to $662,000 for the three months ended June 30, 1996 from $527,000 for the three months ended June 30, 1995. This increase was primarily attributable to the recognition of the expense associated with the ESOP, merit and performance-based increases for management and staff members, and an increase in the number of employees. Occupancy and equipment expense increased $23,000 to $157,000 for the three months ended June 30, 1996 from $134,000 for the three months ended June 30, 1995. This increase was primarily attributed to the leasing of additional office space for corporate offices. Other non-interest expenses decreased $128,000 to $117,000 for the three months ended June 30, 1996 from $245,000 for the three months ended June 30, 1995. This decrease primarily reflects the collection of $835,000 in settlement of the Company's Nationar claim which had a net carrying amount of $673,000 after deducting an allowance for losses of $168,000 established during the three months ended September 30, 1995. The difference of $162,000 between the carrying amount and the amount received from Nationar was included as a reduction in other non-interest expense for the current quarter. See "Legal Proceedings" in
Part II for further information concerning Nationar.

The deposits of savings associations such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its level of reserves. If the proposed assessment of 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Association's assessment would amount to approximately $950,000, after taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect the Association's results of operations. Conversely, depending upon the Associaton's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as $2,000 from the 0.23% of deposits currently paid by the Association, which would reduce non-interest expense for future periods. No prediction can be made as to whether or in what form this legislation will be approved.

Income tax expense increased $186,00 from $283,000 for the three months ended June 30, 1995 to $469,000 for the three months ended June 30, 1996, primarily reflecting higher pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended June 30, 1996 and 1995

Net income for the nine months ended June 30, 1996 was $1.4 million compared to $1.2 million for the nine months ended June 30, 1995. The $205,000 increase in net income was attributable to a $598,000 increase in net interest income, and a $29,000 increase in non-interest income, partially offset by a $191,000 increase in non-interest expense, a $112,000 increase in the provision for loan losses and a $119,000 increase in income tax expense.

Net interest income increased $598,000 from $5.2 million for the nine months ended June 30, 1995 to $5.8 million for the nine months ended June 30, 1996.
The positive effect of an increase in average earning assets was partially offset by a 27 basis point decrease in the interest rate spread to 3.06% for the nine months ended June 30, 1996 from 3.33% for the same period in 1995.

Interest and dividend income totaled $11.8 million for the nine months ended June 30, 1996, an increase of $1.5 million compared to interest and dividend income of $10.3 million for the nine months ended June 30, 1995. This increase reflects a $23.6 million increase in total average interest-earning assets and an 18 basis point increase in the average yield on such assets to 7.24% for the nine months ended June 30, 1996 from 7.06% for the same period in the prior year. Interest income on loans increased by $497,000 to $5.5 million for the nine months ended June 30, 1996 from $5.0 million for the nine months June 30, 1995, reflecting a $5.8 million increase in the average balance of loans and a 20 basis point increase in the average yield. The increase in the average balance of loans was primarily attributable to increases in commercial real estate loans. On a combined basis, interest and dividend income on mortgage-backed and other securities increased $706,000 to $5.7 million for the nine months ended June 30, 1996 from $5.0 million for the nine months ended June 30, 1995. This increase was due to (1) a $466,000 increase in interest on other securities, attributable to a $6.6 million increase in the average balance and a 42 basis point increase in the average yield and (2) a $240,000 increase in interest on mortgage-backed securities, attributable to a $4.3 million increase in the average balance and an 8 basis point increase in the average yield. Interest and dividend income on other earning assets increased $339,000 primarily attributable to conversion proceeds temporarily invested in federal funds and other short-term liquid assets.

Interest expense on deposits increased $954,000 to $5.9 million for the nine months ended June 30, 1996 from $4.9 million for the nine months ended June 30, 1995. This increase reflects an $11.5 million increase in the average balance of interest-bearing deposits and a 45 basis point increase in the average rate paid on such liabilities to 4.17% for the nine months ended June 30, 1996 from 3.72% for the same period in the prior year. The increase in average interest-bearing deposits was primarily attributable to a $17.9 million increase in the average balance of savings certificate accounts to $104.8 million from $86.9 million and a $2.9 million increase in NOW and money market accounts, partially offset by a $9.3 million decrease in the average balance of regular savings accounts to $51.9 million from $61.2 million. The overall increase in the average rate paid on deposits for the nine months ended June 30, 1996 compared to the same period in the prior year reflects the foregoing shift from generally lower rate savings accounts to generally higher rate certificate accounts.

The provision for loan losses was $387,000 for the nine months ended June 30, 1996 compared to $275,000 for the same period in 1995. Net charge-offs were $244,000 for the nine months ended June 30, 1996 compared to net charge-offs of $5,000 for the nine months ended June 30, 1995.

Non-interest income for the nine months ended June 30, 1996 increased $29,000 to $611,000 from $582,000 for the nine months ended June 30, 1995. This increase was primarily attributed to an increase in service charges and fee income, relating to volume, of $56,000, partially offset by a decrease in net gains on sale of securities of $29,000.

Non-interest expense increased $191,000 to $3.6 million for the nine months ended June 30, 1996 from $3.4 million for the same period in 1995. The Association's ratio of non-interest expense to average total assets, on an annualized basis, decreased to 2.17% for the nine months ended June 30, 1996 from 2.30% for the same period in 1995. The increase in non-interest expense primarily reflects increases in compensation and benefits expense and in occupancy and equipment expense, partially offset by a decrease in other non-interest expense. Compensation and benefits expense increased $249,000 to $1.9 million for the nine months ended June 30, 1996 from $1.6 million for the nine months ended June 30, 1995. This increase was primarily attributable to the recognition of the expense associated with the ESOP, merit and performance-based increases for management and staff members, and an increase in the number of employees. Occupancy and equipment expense increased $50,000 to $468,000 for the nine months ended June

30, 1996 from $418,000 for the nine months ended June 30, 1995. This increase was primarily attributed to the leasing of additional office space for corporate offices. Other non-interest expense decreased $163,000 to $647,000 for the nine months ended June 30, 1996 from $810,000 for the nine months ended June 30, 1995. This decrease primarily reflects the previously-described $162,000 credit to current year expense for the recovery of the Company's Nationar claim.

Income tax expense increased $119,000 from $900,000 for the nine months ended June 30, 1995 to $1.0 million for the nine months ended June 30, 1996, primarily reflecting higher pre-tax income.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and, to a lesser extent, borrowings and proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1996, the Associations' liquidity ratio was 13.7% and its short-term liquidity ratio was 4.8%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

The primary investing activities of the Company are the origination of real estate and other loans, and the purchase of mortgage-backed and other securities. The Company had $1.0 million in borrowings at June 30, 1996 and has other sources of liquidity if a need for additional funds arises, including the ability to obtain additional Federal Home Loan Bank advances of up to approximately $50.0 million.

At June 30, 1996, the Company had outstanding loan origination commitments of $596,000, unadvanced home equity lines of credit of $4.7 million and undisbursed construction loans in process of $353,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1996 totaled $68.7 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

At June 30, 1996, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 14.80% of total adjusted assets, which is above the required level of 1.5%; core capital of 14.80% of total adjusted assets, which is above the required level of 1.5%; core capital of 14.80% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 38.23%, which is above the required level of 8.0%.

                          PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On February 6, 1995, the New York Superintendent of Banks (the "Superintendent") took possession of Nationar, a New York chartered bank that provided correspondent banking and related services for various banking institutions, including the Association. At the time that Nationar was seized by the Superintendent, the Association had a total of approximately $841,000 on deposit with Nationar in an account which was used primarily to fund checks written by the Association's customers and drafts drawn by the Association. At the time Nationar was seized, all funds on deposit, together with other assets, were frozen and ceased accruing interest. The Association filed a timely claim for these funds with the Superintendent at such time. The Association had classified this asset as substandard and established a valuation allowance of $168,000 against any potential loss, representing approximately 20% of the Association's deposit claim and resulting in a net carrying value of the claim of $673,000, which was included in other assets on the Association's balance sheets at September 30, 1995 and March 31, 1996. In June 1996, the Association recovered $835,000 from Nationar which represents the full amount of its claim less a processing fee of approximately $6,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the three-month periods ended June 30, 1996 and 1995."

The Association is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

            Exhibit No.                 Name
            -----------                 ----
                27             Financial Data Schedule


     (b)  Reports in Form 8-K

            None

                                  SIGNATURES


  Pursuant to the requirement of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            YONKERS FINANCIAL CORPORATION
                            Registrant



Date:                               /s/ Richard F. Komosinski
     ----------------------         -------------------------------------------
                                    Richard F. Komosinski,
                                    President and Director
                                    (Duly Authorized Officer)



Date:                               /s/ Joseph D. Roberto
     -----------------------        --------------------------------------------
                                    Joseph D. Roberto,
                                    Vice President and Treasurer
                                    (Principal Financial Officer)