Form 10-K
period 1996-09-30
YONKERS FINANCIAL CORP
filed 1996-12-30
CIK 1005508

December 27, 1996




VIA MESSENGER

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

         Re:      Yonkers Financial Corporation - File No. 0-27716

Dear Sir/Madam:

         On behalf of our client, Yonkers Financial Corporation (the "Company"), attached herewith for filing via EDGAR is the Company's annual report for the year ended September 30, 1996 on Form 10-K under the Securities Exchange Act of 1934. The filing fee of $250 has been wired to the Securities and Exchange Commission by the Company.

         Pursuant to General Instruction C.3. to Form 10-K, please note that, based on our discussions with KPMG Peat Marwick LLP, it is our understanding that the financial statements in the Form 10-K do not reflect any change from the preceding year in any accounting principles or practices or in the methods of application of such principles or practices, with the exception of the Company's adoption of SFAS No. 114 and 118, and SOP 94-6 during fiscal 1996.

         Concurrently herewith, three complete copies of the Form 10-K are being filed with the National Association of Securities Dealers, Inc.

         Kindly acknowledge receipt of the enclosures by stamping and returning to our messenger the attached copy of this letter.



                                                     Very truly yours,



                                                     Gary A. Lax, P.C.

Enclosures

cc:      NASD, Inc.
         Mr. Joseph Roberto
         Mr. Thomas W. Canfarotta

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 0-27716


                          YONKERS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                         13-3870836
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

  6 Executive Plaza, Yonkers, New York                              10701
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (914) 965-2500

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 23, 1996, there were issued and outstanding 3,172,250 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market System as of December 23, 1996, was approximately $34.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 1996.

PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1996.

================================================================================

                          YONKERS FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               SEPTEMBER 30, 1996

                                Table of Contents



          Part I                                                            Page
Item 1    Business..........................................................   3
Item 2    Properties........................................................  39
Item 3    Legal Proceedings.................................................  40
Item 4    Submission of Matters to a Vote of Security Holders...............  40

          Part II
Item 5    Market for Registrant's Common Equity and
            Related Shareholder Matters.....................................  40
Item 6    Selected Financial Data...........................................  40
Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  40
Item 8    Financial Statements and Supplementary Data.......................  41
Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................  41

          Part III
Item 10   Directors, Executive Officers, Promoters and Control Persons;       41
             Compliance with Section 16(a) of the Exchange Act..............
Item 11   Executive Compensation............................................  42
Item 12   Security Ownership of Certain Beneficial Owners
             and Management.................................................  42
Item 13   Certain Relationships and Related Transactions....................  42

          Part IV
Item 14   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K....................................................  43
          Signatures........................................................  45

                                     PART I


Item 1.   Business

General

         Yonkers Financial Corporation (the "Holding Company") was formed at the direction of The Yonkers Savings and Loan Association, FA ("Yonkers Savings" or the "Association") in December 1995 for the purpose of owning all of the outstanding stock of the Association issued in the Association's conversion from the mutual to stock form of organization (the "Conversion"). The Conversion was completed on April 18, 1996. Concurrent with the Conversion, the Holding Company sold 3,570,750 shares of its common stock for net proceeds of $34.6 million. The Holding Company and the Association are collectively referred to herein as the "Company."

         The Holding Company is incorporated under the laws of the State of Delaware (and qualified to do business in the State of New York) and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The assets of the Holding Company consist of the stock of the Association, certain short-term and other investments, and a loan to its Employee Stock Ownership Plan (the "ESOP").

         As a community-oriented financial institution, the Association offers a variety of financial services to meet the needs of communities in its market area. The Association attracts deposits from the general public and uses such deposits, together with borrowings, to originate primarily one- to four-family residential mortgage loans (including home equity lines of credit) and, to a lesser extent, multi-family and commercial real estate, consumer, land, construction and commercial business loans in the Association's primary market area. The Association also invests in mortgage-backed and other securities permissible for a federally-chartered savings association. As a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), the Association's deposits are insured up to applicable limits.

         The executive offices (corporate headquarters) of the Company are located at 6 Executive Plaza, Yonkers, New York 10701, and its telephone number at that address is (914) 965-2500.

Market Area

         The Company conducts its banking operations through its main office located at One Manor House Square, Yonkers, New York and three branch offices located in Yonkers, New York. A corporate headquarters office is also maintained in Yonkers, New York. The Company's market area for deposits includes the City of Yonkers and surrounding communities. The Company's primary market area for its lending activities consists of communities within Westchester County and portions of Rockland, Putnam and Dutchess Counties, New York.

         Yonkers is located in Westchester County approximately 10 miles north of the Borough of Manhattan in New York City. Yonkers and the surrounding communities include a diverse population of low- and moderate-income neighborhoods as well as middle class and more affluent neighborhoods. The housing in the low- and moderate-income neighborhoods consists mainly of apartments while other areas consist primarily of single-family residences. The Company's market area also includes substantial commercial areas containing shopping areas, office and medical facilities and small- and medium-size manufacturing and industrial facilities.

Lending Activities

         General. Historically, the Company originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. Since the mid-1980s, in order to reduce its vulnerability to changes in interest rates, the Company has also originated adjustable-rate mortgage ("ARM") loans and home equity lines of credit. Currently, the Company sells all of its conforming new 30-year, fixed-rate loan originations in the secondary market. The Company also offers multi-family and commercial real estate, consumer, construction and land loans.

         The following table sets forth the composition of the loan portfolio, by category, in dollar amounts and as a percentage of the total portfolio at the dates indicated.


                                                                      At September 30,
                                 -------------------------------------------------------------------------------------------------
                                         1996                 1995                  1994                  1993              1992
                                         ----                 ----                  ----                  ----              ----

                                            Percent            Percent             Percent               Percent          Percent
                                 Amount    of Total   Amount  of Total    Amount  of Total     Amount   of Total   Amount of Total
                                 ------    --------   ------  --------    ------  --------     ------   --------   ------ --------
                                                                         (Dollars in Thousands)

Real Estate Loans:
  One- to four-family(1)(2)...  $62,283       70.6%   $63,282    74.4%    $64,078    80.7%     $67,633     85.1%   $72,577   86.7%
  Multi-family................    5,471        6.2      5,647     6.6       4,483     5.7        2,281      2.9      1,264    1.5
  Commercial..................    9,117       10.3      6,575     7.7       3,176     4.0        2,704      3.4      2,392    2.9
  Construction................    2,175        2.5      2,205     2.6       2,138     2.7        1,472      1.9      1,784    2.1
  Land........................    1,934        2.2      2,112     2.5         814     1.0          914      1.1      1,199    1.4
                                -------     ------    -------  ------    --------  ------     --------   ------    ------- ------
     Total real estate loans..   80,980       91.8     79,821    93.8      74,689    94.1       75,004     94.4     79,216   94.6
                                -------      -----    -------   -----     -------   -----      -------    -----    -------  -----

Other Loans:
  Consumer loans:
  Home equity.................    2,911        3.3      2,389     2.8       1,872     2.4        1,881      2.4      1,815    2.2
  Personal....................    1,632        1.8      1,734     2.0       1,704     2.2        1,589      2.0      1,475    1.7
  Automobile..................      367        0.4        409     0.5         473     0.6          381      0.5        480    0.6
  Home improvement............      153        0.2        209     0.2         279     0.3          326      0.4        455    0.5
  Other.......................      790        0.9        474     0.6         273     0.3           81      0.1         73    0.1
                               --------     ------    -------  ------    --------  ------    ---------   ------   -------- ------
     Total consumer loans.....    5,853        6.6      5,215     6.1       4,601     5.8        4,258      5.4      4,298    5.1

Commercial business loans.....    1,413        1.6         56     0.1          92     0.1          175      0.2        226    0.3
                               --------     ------   --------  ------   ---------  ------     --------   ------    ------- ------

     Total other loans........    7,266        8.2      5,271     6.2       4,693     5.9        4,433      5.6      4,524    5.4
                               --------     ------    -------  ------    --------  ------     --------   ------    ------- ------

     Total loans..............   88,246      100.0%    85,092   100.0%     79,382   100.0%      79,437    100.0%    83,740  100.0%
                                             =====              =====               =====                 =====             =====

Less:
  Construction loans in process.  (171)                 (293)               (943)                 (215)               (260)
  Allowance for loan losses.....  (937)                 (719)               (311)                 (295)               (490)
  Net deferred loans fees.......  (472)                 (401)               (304)                 (294)               (288)
                               -------              --------              ------               -------             -------

     Total loans, net..........$86,666               $83,679             $77,824               $78,633             $82,702
                               =======               =======             =======               =======             =======

---------------
(1) Includes advances under home equity lines of credit of $7.3 million, $9.1 million, $10.1 million, $11.2 million and $11.5 million, respectively, at September 30, 1996, 1995, 1994, 1993 and 1992.
(2) Includes cooperative apartment loans of $5.5 million, $5.8 million, $5.9 million, $6.7 million and $7.3 million, respectively, at September 30,1996, 1995, 1994, 1993 and 1992.

         The following table sets forth the composition of the loan portfolio, by category and by type of interest rate (fixed or adjustable), in dollar amounts and as a percentage of the total portfolio at the dates indicated.


                                                                        At September 30,
                                  -------------------------------------------------------------------------------------------------
                                         1996                 1995               1994               1993               1992
                                         ----                 ----               ----               ----               ----

                                             Percent             Percent            Percent             Percent             Percent
                                    Amount   of Total   Amount   of Total  Amount   of Total   Amount   of Total   Amount   of Total
                                    ------   --------   ------   --------  ------   --------   ------   --------   ------   --------
                                                                    (Dollars in Thousands)

Fixed-Rate Loans
Real estate loans:
    One- to four-family...........  $11,805      13.4%  $11,805    13.9%  $ 8,352     10.5%   $10,094      12.7%  $12,985      15.5%
    Multi-family..................       47       0.1       715     0.8       539      0.7        550       0.7        29      ---
    Commercial....................      131       0.1       396     0.5       194      0.2        230       0.3        19      ---
    Land..........................       49       0.1        49     0.1        49      0.1         49       0.1        49       0.1
                                   --------     -----  -------- ------   --------   -------   -------    -------  -------    ------
       Total real estate loans....   12,032      13.7    12,965    15.3     9,134     11.5     10,923      13.8    13,082      15.6

Consumer loans....................    5,853       6.6     5,215     6.1     4,601      5.8      4,258       5.3     4,298       5.1
                                   --------    ------   -------  ------   -------   ------   --------    ------  --------    ------
       Total fixed-rate loans.....   17,885      20.3    18,180    21.4    13,735     17.3     15,181      19.1    17,380      20.7
                                   --------     -----   -------   -----   -------    -----    -------     -----   -------     -----

Adjustable-Rate Loans
Real estate loans:
    One- to four-family(1)(2).....   50,478      57.2    51,477    60.5    55,726     70.2     57,539      72.4    59,592      71.2
    Multi-family..................    5,424       6.1     4,932     5.8     3,944      5.0      1,731       2.2     1,235       1.5
    Commercial....................    8,986      10.2     6,179     7.2     2,982      3.7      2,474       3.1     2,373       2.8
    Construction..................    2,175       2.5     2,205     2.6     2,138      2.7      1,472       1.9     1,784       2.1
    Land..........................    1,885       2.1     2,063     2.4       765      1.0        865       1.1     1,150       1.4
                                   --------    ------   -------  -------  -------   ------   --------    ------  --------    ------
       Total real estate loans....   68,948      78.1    66,856    78.5    65,555     82.6     64,081      80.7    66,134      79.0

Commercial business loans.........    1,413       1.6        56     0.1        92      0.1        175       0.2       226       0.3
                                   --------    ------  --------  --------  ------   ------   --------    ------  --------    ------
       Total adjustable-rate loans   70,361      79.6    66,912    78.7    65,647     82.7     64,256      80.9    66,360      79.3
                                    -------     -----   -------   -----   -------    -----    -------     -----   -------     -----

Total loans.......................   88,246     100.0%   85,092   100.0%   79,382    100.0%    79,437     100.0%   83,740     100.0%
                                                =====             =====              =====                =====               =====

Less:
    Construction loans in process.     (171)               (293)             (943)               (215)               (260)
    Allowance for loan losses.....     (937)               (719)             (311)               (295)               (490)
    Net deferred loan fees........     (472)               (401)             (304)               (294)               (288)
                                    -------            --------          --------            --------            --------
       Total loans, net...........  $86,666             $83,679           $77,824             $78,633             $82,702
                                    =======             =======           =======             =======             =======

-------------
(1) Includes advances under home equity lines of credit of $7.3 million, $9.1 million, $10.1 million, $11.2 million and $11.5 million, respectively, at September 30, 1996, 1995, 1994, 1993 and 1992.
(2) Includes cooperative apartment loans of $5.5 million, $5.8 million, $5.9 million, $6.7 million and $7.3 million, respectively, at September 30, 1996, 1995, 1994, 1993 and 1992.

         The following table sets forth the contractual maturity of the Company's loans at September 30, 1996. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totalled $11.8 million, $11.0 million and $15.4 million for the years ended September 30, 1996, 1995 and 1994, respectively.


                                                                           At September 30, 1996
                                   ---------------------------------------------------------------------------------
                                                                                  Commercial
                                        One- to Four-Family(1)   Multi-Family     Real Estate       Construction
                                   ---------------------------  ---------------  ---------------   -----------------
                                               Weighted            Weighted            Weighted           Weighted
                                                Average             Average             Average            Average
                                       Amount    Rate     Amount     Rate     Amount     Rate    Amount     Rate
                                       ------    ----     ------     ----     ------     ----    ------     ----
                                                                      (Dollars in Thousands)
Contractual maturity:
   One year or less(2).............   $ 1,204     9.25%  $   ---      ---%    $  229     10.51%   $1,826    10.25%
                                       ------            -------               -----               -----

   After one year:
     More than 1 year to 2 years...     1,446     9.44       103      9.13        55      8.50       349    10.25
     More than 2 years to 3 years..     1,403     9.61         2      8.25       ---     ---         ---    ---
     More than 3 years to 5 years..     2,837     9.69         7      8.25        39      9.50       ---    ---
     More than 5 years to 10 years.     4,706     9.06        43      8.00       508      9.00       ---    ---
     More than 10 years to 20 years    13,986     7.94     5,014      8.62     7,291      8.72       ---    ---
     More than 20 years............    36,701     7.92       302      8.35       995      8.68       ---    ---
                                      -------             ------               ------             -------

     Total after one year..........    61,079     8.17     5,471      8.61     8,888      8.73       349    10.25
                                      -------             ------              ------             -------

Total amount due...................   $62,283     8.19  % $5,471      8.61%   $9,117      8.78%   $2,175    10.25%
                                      =======             ======              ======              ======


                                       ------------------------------------------------------------
                                                                   Consumer and
                                                Land            Commercial Business         Total
                                                ----            -------------------         -----

                                                 Weighted            Weighted             Weighted
                                                 Average             Average               Average
                                       Amount      Rate     Amount    Rate     Amount       Rate
                                       ------      ----     ------    ----     ------       ----



Contractual maturity:
   One year or less(2).............   $1,314      10.43%    $  240    13.97%  $ 4,813       10.25%
                                       -----                 -----             ------

   After one year:
     More than 1 year to 2 years...      ---        ---        417    11.35     2,370        9.86
     More than 2 years to 3 years..      ---        ---        679    11.01     2,084       10.06
     More than 3 years to 5 years..      620      10.25      2,318     9.61     5,821        9.71
     More than 5 years to 10 years.      ---        ---      3,494    10.00     8,751        9.43
     More than 10 years to 20 years      ---        ---        118     8.84    26,409        8.29
     More than 20 years............      ---        ---        ---      ---    37,998        7.94
                                     --------              -------            -------

     Total after one year..........      620      10.25      7,026    10.03    83,433        8.44
                                     -------                ------            -------

Total amount due...................   $1,934      10.37%    $7,266    10.16%  $88,246        8.54%
                                     =======               =======            =======

-----------
(1) Includes $7.3 million of advances under home equity lines of credit which require minimum interest-only payments for the first five to ten years the advance is outstanding, followed by a balloon payment thereafter.
(2) Includes demand loans, loans having no stated maturity, and overdraft loans.

         The following table sets forth the dollar amounts in each loan category at September 30, 1996 that are contractually due after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                                                         Due After September 30, 1997
                                                  ---------------------------------------
                                                  Fixed          Adjustable         Total
                                                  -----          ----------         -----
                                                              (In Thousands)

Real estate loans:
    One- to four-family......................    $11,746          $49,333          $61,079
    Multi-family.............................         47            5,424            5,471
    Commercial...............................        131            8,757            8,888
    Construction.............................        ---              349              349
    Land.....................................        ---              620              620
                                                --------         --------         --------
       Total real estate loans...............     11,924           64,483           76,407

Consumer and commercial business loans.......      5,613            1,413            7,026
                                                --------          -------          -------

       Total loans...........................    $17,537          $65,896          $83,433
                                                 =======          =======          =======

         Pursuant to Federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Association's unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1996, based on the 15% limitation, the Company's loans-to-one borrower limit was approximately $5.2 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of September 30, 1996, the largest dollar amount outstanding to one borrower, or group of related borrowers, was a $1.4 million commercial business loan secured by an assignment to the Company of a note and leasehold mortgage on a research and development facility located in Yonkers, New York. The Company's next largest loan to one borrower or group outstanding totaled $1.1 million at September 30, 1996 and was secured by an office building located in Yonkers, New York. These loans were performing in accordance with their terms at September 30, 1996.

         The Company's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with the Company's appraisal policy) prepared by independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

         Under the Company's loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets the Company's underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness.

         The Company's lending officers have approval authority for one- to four-family residential loans, other than cooperative apartment ("co-op") loans, up to $250,000. One- to four-family residential loans over $250,000 to $500,000 require the approval of the Company's President or its Vice President and

Chief Lending Officer. Co-op loans up to $500,000 require the approval and/or review of the Chief Lending Officer. The Company's Chief Lending Officer has approval authority for multi-family and commercial real estate loans up to $500,000 and for land loans up to $250,000. Loans in excess of these amounts require the approval of the Company's Executive Committee or Board of Directors. Various officers have approval authority ranging from $2,000 on secured consumer loans, up to $50,000 on fixed-rate home equity loans and up to $30,000 on commercial business loans. Approval authorities on unsecured consumer loans range from $2,000 to $10,000.

         Generally, the Company requires title insurance or abstracts on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Company also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At September 30, 1996, $62.3 million, or 70.6%, of the Company's loan portfolio consisted of mortgage loans on one- to four-family residences (including $7.3 million of advances under home equity lines of credit and $5.5 million of co-op loans). Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary lending area. A majority of the mortgage loans originated by the Company are retained and serviced by it. At September 30, 1996, approximately $6.3 million of the Company's one- to four-family residential real estate loans were secured by non-owner occupied properties. At that date, the average outstanding residential loan balance was approximately $72,000.

         Since the mid-1980s, the Company has offered ARM loans at rates and on terms determined in accordance with market and competitive factors. The Company offers one-year ARMs for terms of up to 30 years at a margin (generally 275 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index. The one-year ARM loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Company also offers a three-year ARM loan which adjusts based on a margin (generally 275 basis points) over the yield on the three-year Treasury Note. The Company's three-year ARM loans have a 200 basis point interest rate cap per adjustment period and a lifetime cap of 500 basis points over the initial rate. The Company also offers ARM loans which are fixed for the first five-, seven- or ten-year period of the loan term and adjust annually thereafter based on a specified margin over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for the remaining loan term. These loans currently provide for an annual interest rate cap not to exceed 300 basis points for the initial adjustment period (and 200 basis points thereafter) and a lifetime cap of 500 basis points.

         The Company's ARM loans typically do not adjust below the initial rate. Initial interest rates offered on the Company's ARMs may be 100 to 350 basis points below the fully indexed rate. Although borrowers on such loans are generally qualified at the fully indexed rate, the risk of default on these loans may increase as interest rates increase. See "- Delinquencies and Non-Performing Assets." The Company's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. At September 30, 1996, one- to four-family ARMs (including ARMs earning a fixed rate of interest for an initial period of up to 10 years) totaled $50.5 million, or 57.2% of the Company's total loan portfolio.

         The Company also originates home equity lines of credit secured by a lien on the borrower's residence. The Company's home equity lines are generally limited to $250,000. The Company uses the same underwriting standards for home equity lines as it uses for one- to four-family residential mortgage loans. The interest rates for home equity lines of credit float at a stated margin over the lowest prime rate published in The Wall Street Journal and may not exceed 15.75% over the life of the loan. The Company currently offers home equity lines for terms of up to 30 years with interest only paid for the first 10 years of the loan term. At September 30, 1996, the Company had $7.3 million of outstanding advances under home equity lines and an additional $5.0 million of funds committed, but undrawn, under home equity lines of credit.

         The Company also offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Company has recently emphasized originations of fixed-rate loans with terms of 10 to 15 years. The interest rate on such loans is generally based on competitive factors. The Company typically underwrites its fixed-rate one- to four-family loans in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards to permit their sale in the secondary market. The Company currently sells in the secondary market all of the conforming fixed-rate residential loans it originates with maturities of 30 years.

         The Company also originates loans secured by co-ops and condominiums located in its market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans, except that co-op loans are made only at adjustable rates of interest. At September 30, 1996, the Company had $7.4 million of condominium and co-op loans.

         In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios. The Company currently originates residential mortgage loans with loan-to-value ratios of up to 80% for owner-occupied homes (90% with private mortgage insurance to reduce the Company's exposure to 80% or less); up to 65% for non-owner occupied homes; and up to 75% for co-op loans. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 75% of the appraised value of the property securing the loan.

         The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-family and Commercial Real Estate Lending. The Company has increased its emphasis on the origination of permanent multi-family and commercial real estate loans since fiscal 1994, in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, strip shopping centers and other income producing properties located in its market area. At September 30, 1996, the Company had $9.1 million in commercial real estate loans, representing 10.3% of the total loan portfolio, and $5.5 million in multi-family loans, or 6.2% of the total loan portfolio.

         The Company's permanent multi-family and commercial real estate loans generally carry a maximum term of 20 years and have adjustable rates generally based on a specific index, plus a margin. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property, with a projected debt service coverage ratio of at least 125%. Appraisals on properties securing multi-family and commercial real estate loans are performed by an independent appraiser designated by the Company at the time the loan is made. All appraisals on multi-family or commercial real estate loans are reviewed by the Company's management. In addition, the Company's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, the Company seeks to obtain personal guarantees on these loans.

         The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at September 30, 1996. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area. See "- Delinquencies and Non-Performing Assets" for a discussion of the non-performing commercial real estate loan at September 30, 1996.


                                                                         Outstanding        Amount
                                                            Number of     Principal     Non-Performing
                                                              Loans        Balance       or of Concern
                                                              -----        -------       -------------
                                                                     (Dollars in Thousands)

Commercial real estate:
    Small business facilities...............................    25         $ 6,034            $214
    Office buildings........................................     5           2,150             ---
    Health care facilities..................................     4             801             ---
    Industrial real estate..................................     1             132             ---
Multi-family................................................    31           5,471             ---
                                                                --        --------          ------
    Total multi-family and commercial real estate loans.....    66         $14,588            $214
                                                                ==         =======            ====

         At September 30, 1996, the Company's largest commercial real estate loan had an outstanding balance of $1.1 million. This loan was originated in September 1995 and is secured by an office building located in Yonkers. Also at September 30, 1996, the largest multi-family loan had a balance of $438,000 and was secured by a 33-unit apartment building located in Eastchester, New York.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Construction and Land Lending. The Company originates a modest amount of construction loans to individuals and builders for the construction of residential real estate. At September 30, 1996, the Company's construction loan portfolio totaled $2.2 million, or 2.5% of the total loan portfolio. The Company also currently originates a limited number of land loans primarily for the purpose of developing residential subdivisions. At September 30, 1996, the Company's land loan portfolio totaled $1.9 million, or 2.2% of the total loan portfolio. At September 30, 1996, all of the Company's land loans were made for the purpose of developing residential lots except for two loans totaling $299,000 which were secured by commercial real estate.

         Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by the

Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1996, there were $200,000 of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

         The Company also originates construction loans to builders of one- to four-family residences. Such loans generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 75%. When practical, the Company seeks to obtain personal guarantees on such loans. The Company generally limits loans to builders for the construction of homes on speculation for sale to two homes per builder. At September 30, 1996, the Company had $2.0 million of construction loans outstanding to builders of one- to four-family residences.

         The Company's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Company reviews the progress of the construction of the dwelling before disbursements are made.

         The Company also makes loans to builders and developers for the development of one- to four-family lots in the Company's market area. All of the Company's land loans have been originated with adjustable rates of interest tied to the prime rate of interest and have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. When feasible, the Company obtains personal guarantees for its land loans.

         The table below sets forth, by type of security property, the number and amount of the Company's construction and land loans at September 30, 1996, all of which are secured by properties located in the Company's market area. See "- Delinquencies and Non-Performing Assets" for a discussion of certain of the non-performing loans and other loans of concern at September 30, 1996.


                                                                             Outstanding         Amount
                                                     Number         Loan      Principal      Non-Performing
                                                    Of Loans     Commitment    Balance        or of Concern
                                                    --------     ----------    -------        -------------
                                                                   (Dollars in Thousands)

Single-family construction......................       11         $2,175        $2,004            $1,180
Residential land................................        5          1,635         1,635               201
Other land......................................        2            299           299               299
                                                       --        -------       -------           -------
     Total construction and land loans..........       18         $4,109        $3,938            $1,680
                                                       ==         ======        ======            ======

         Construction and land loans are obtained principally through referrals from the Company's and management's contacts in the business community as well as existing and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         Construction and land lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction and land loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction and land lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions on development properties and on real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction and land loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion and the estimated cost (including interest) of construction. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the property.

         Consumer Lending. In order to increase the interest rate sensitivity of the loan portfolio and provide a broader range of loan products to its retail customers, the Company originates a variety of consumer loans, including automobile, home equity, deposit account and other loans for household and personal purposes. At September 30, 1996, consumer loans totaled $5.9 million, or 6.6% of total loans outstanding. The Company intends to emphasize its consumer lending in the future and to consider hiring an additional consumer lending officer in order to increase volume.

         Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed interest rates, with terms of up to 10 years. Home equity loans are made at fixed rates up to a maximum loan amount of $50,000.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1996, there were $43,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future.

         Commercial Business Lending. Federally chartered savings institutions, such as the Company, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, provided that amounts in excess of 10% relate to small business loans (as defined). The Company may from time to time make a limited number of secured and unsecured commercial loans to local businesses. At September 30, 1996, the Company had $1.4 million of commercial business loans outstanding, representing 1.6% of the total loan portfolio.

         The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character and capacity to repay the loan, the adequacy of the borrower's capital and collateral, and an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases and Sales of Loans

         Loan applications are taken at each of the Company's offices. Applications are processed and approved at the Company's Loan Center which is located in one of the branch offices, except for consumer loans which are processed and approved at the main office. The Company currently offers incentives to employees for loan referrals. The Company also employs a commissioned loan originator to assist in the process of obtaining loans.

         While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment.

         Historically, most of the fixed-rate one- to four-family residential loans originated by the Company were retained in its portfolio. However, in order to reduce its vulnerability to changes in interest rates, the Company currently sells in the secondary market all of the conforming fixed-rate residential loans it originates with maturities of 30 years. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. At September 30, 1996, the Company serviced $14.0 million of mortgage loans for others.

         From time to time, in order to supplement loan demand in the Company's market area, the Company has acquired mortgage-backed securities which are held, depending on the investment intent, in the "held to maturity" or "available for sale" portfolios. See "- Investment Activities - Mortgage-Backed Securities" and Note 2 of the Notes to Consolidated Financial Statements.

         The following table sets forth the Company's loan originations, sales, repayments and other portfolio activity for the periods indicated.


                                                              For the Year Ended September 30,
                                                              --------------------------------
                                                                 1996        1995       1994
                                                                 ----        ----       ----
                                                                    (In Thousands)

Unpaid principal balances at beginning of year..............    $85,092     $79,382    $79,437
                                                                -------     -------    -------

Loans originated:
    Real estate loans
      One- to four-family(1)................................      9,142       7,787     11,767
      Multi-family..........................................        174       1,328      2,593
      Commercial............................................      2,740       3,548        600
      Construction..........................................      1,285         755      2,228
      Land..................................................        ---       1,300        327
    Consumer and commercial business loans..................      4,415       2,732      3,015
                                                               --------    --------   --------
      Total loans originated................................     17,756      17,450     20,530
                                                                -------     -------    -------
Loans sold:
    One- to four-family real estate loans...................    (1,886)       (387)    (5,148)
                                                              ---------   --------   --------
Principal repayments:
    Real estate loans.......................................    (9,389)     (8,807)   (12,616)
    Consumer and commercial business loans..................    (2,391)     (2,154)    (2,755)
                                                              ---------   --------   --------
      Total principal repayments............................   (11,780)    (10,961)   (15,371)
                                                               --------    -------    -------

Charge-offs.................................................      (333)        (89)       (66)
Transfers to real estate owned..............................      (603)       (303)        ---
                                                              ---------   --------   ---------
Unpaid principal balances at end of year....................     88,246      85,092     79,382

Less:
    Construction loans in process...........................      (171)       (293)      (943)
    Allowance for loan losses...............................      (937)       (719)      (311)
    Net deferred loan fees..................................      (422)       (401)      (304)
                                                              ---------   --------   --------
Net loans at end of year....................................    $86,666     $83,679   $77,824
                                                                =======     =======   =======

-------------
(1) Consists of (i) adjustable-rate loans of $5.6 million, $3.4 million and $9.0 million, and (ii) fixed-rate loans of $3.5 million, $4.4 million and $2.8 million for the years ended September 30, 1996, 1995 and 1994, respectively.


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cure the delinquency by contacting the borrower. A late notice is sent on all loans over 16 days delinquent. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the loan is contractually delinquent 60 days, the Company usually sends a 30-day demand letter to the borrower and, after the loan is contractually delinquent 91 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at auction and may be purchased by the Company. Delinquent consumer loans are generally handled in a similar manner. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under New York consumer protection laws.

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it is recorded at estimated fair value less the estimated cost of disposition, with the resulting write-down charged to the allowance for loan losses. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.

         The following table sets forth certain information with respect to loan portfolio delinquencies at the dates indicated.


                                              At September 30, 1996                   At September 30, 1995
                                     -------------------------------------- -----------------------------------------
                                        60 - 89 Days       90 Days or More     60 - 89 Days        90 Days or More
                                        ------------       ---------------     ------------        ---------------
                                     Number of Principal Number of Principal Number of Principal Number of  Principal
                                        Loans    Balance    Loans    Balance   Loans     Balance  Loans      Balance
                                        -----    -------    -----   -------    -----   -------    -----     -------
                                                                  (Dollars in Thousands)

Real estate loans:
    One- to four-family............       12    $1,513        17    $1,757       13     $1,151       26      $2,759
    Multi-family...................      ---       ---       ---       ---        1        214        2         389
    Construction...................      ---       ---         3       511      ---        ---        2         279
    Land...........................      ---       ---         3       250      ---        ---        1          49
    Commercial.....................        1       383         1       214      ---        ---      ---         ---
Consumer loans.....................        3         5         7        43        2         67        7          54
                                         -----  ------       -----  ------    -----      -----      ---    --------

       Total.......................       16    $1,901        31    $2,775       16     $1,432       38      $3,530
                                         ===    ======       ===    ======      ===     ======      ===      ======

       Delinquent loans to total loans            2.15%               3.14%               1.68%                4.15%
                                                  ====                ====                ====                 ====

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review, at September 30, 1996, the Company had classified $2.2 million of loans and $603,000 of real estate owned as substandard, and $16,000 of loans as doubtful.

         The Company's classified assets consist principally of non-performing loans, real estate owned and certain other loans of concern discussed herein. As of the date hereof, these asset classifications are substantially consistent with those of the OTS and FDIC.

         Non-Performing Assets. The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. Real estate owned represents properties acquired in settlement of loans.


                                                                               At September 30,
                                                            -----------------------------------------------------
                                                            1996         1995        1994        1993        1992
                                                            ----         ----        ----        ----        ----
                                                                            (Dollars in Thousands)

Non-accruing loans past due 90 days or more:
    Real estate loans
       One- to four-family............................     $1,757       $2,759      $2,229      $  479     $   514
       Multi-family(1)................................        ---          389         389         399         878
       Commercial.....................................        214          ---         ---         ---         ---
       Land...........................................        250           49         ---         ---         ---
       Construction...................................        511          279         ---         217         379
    Consumer loans....................................         43           54          45          62           2
                                                          -------      -------     -------     -------    --------
         Total........................................      2,775        3,530       2,663       1,157       1,773
Real estate owned, net................................        603          227          73         242         ---
                                                          -------      -------     -------      ------   ---------
Total non-performing assets...........................     $3,378       $3,757      $2,736      $1,399      $1,773
                                                           ======       ======      ======      ======      ======

Allowance for loan losses.............................     $  937       $  719      $  311      $  295     $   490
                                                           ======       ======      ======      ======     =======

Ratios:
    Non-performing loans to total loans...............       3.14%        4.15%       3.35%       1.46%       2.12%
    Non-performing assets to total assets.............       1.30         1.80        1.40        0.77        1.05
    Allowance for loan losses to:
       Non-performing loans...........................      33.77        20.37       11.68       25.50       27.64
       Total loans....................................       1.06         0.84        0.39        0.37        0.59

---------------
(1) Includes a participation loan classified as a troubled debt restructuring of $309,000, $309,000, $312,000 and $462,000 at September
         30, 1995, 1994, 1993 and 1992, respectively. Collections and charge-offs in fiscal 1996 eliminated the recorded investment in this loan.


         For the year ended September 30, 1996, gross interest income of $251,000 would have been recorded if the non-accruing loans at September 30, 1996 had remained current in accordance with their original terms. The amount of interest income actually received on such loans in fiscal 1996 was $94,000. See
Note 3 of the Notes to Consolidated Financial Statements.

         At September 30, 1996, the Company's non-performing loans consisted of 17 loans secured by one- to four-family real estate located in the Company's market area which totaled $1.8 million, one loan for $214,000 secured by commercial real estate, three loans for the construction of one- to four-family real estate which totaled $511,000, three loans secured by land which totaled $250,000 and seven consumer loans which totaled $43,000. At September 30, 1996, real estate owned consisted of four single-family residences with a net carrying value of $603,000.

         As of September 30, 1996, the Company's non-accruing loans (other than single-family permanent loans) to individual borrowers with a carrying value of $200,000 or more were as follows:

                  The Company has two outstanding construction loans to a development company for the purpose of constructing two single-family residences in Yonkers, New York to be sold on speculation. The Company also obtained a personal guarantee from the owner of the company. These loans were placed on non-accrual status due to cash flow problems experienced by the borrower in developing the property. Although houses have been constructed on the property, the road has not been finished due to the borrower's cash flow problems. The borrower has recently obtained financing from a third party to continue completion of the road. At September 30, 1996, these loans had an outstanding balance of $279,000. The Company also made a land loan for $49,000 to the owner of the development company secured by a parking lot. This loan was over 90 days delinquent at September 30, 1996.

                  The Company also had a construction loan for $232,000 on a two-family residence in Yonkers, New York, which was over 90 days delinquent at September 30, 1996. In April 1996, this loan was placed on non-accrual status due to the borrower's inability to comply with the present loan repayment terms. The house has been completed and is currently being marketed for sale.

                  The only non-performing commercial real estate loan at September 30, 1996 was a loan for $214,000 secured by a store and five apartments located in Yonkers, New York. This loan was placed on non-accrual status due to cash flow problems experienced by the borrower on collecting rental income on the subject property. If the borrower cannot bring the account current, the Company will start legal action to foreclose on the mortgage. In addition, the Company also has a $113,000 home equity loan to the same borrower on a personal residence which is also on non-accrual status.

         Other Loans of Concern. In addition to the non-performing loans and real estate owned set forth in the preceding table, as of September 30, 1996 there were $919,000 of "other loans of concern." These are loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has considered the Company's non-performing loans and other loans of concern in establishing the allowance for loan losses.

         As of September 30, 1996, the Company had the following loans of concern with carrying values in excess of $200,000:

                  The Company has a $250,000 land loan, secured by a lot located in Paterson, New York, which was structured from its inception to provide for payments of interest only during the term of the loan with the principal payment to be made upon maturity. The borrower intended to build a commercial building on the security property. At September 30, 1996, although this loan was performing, it was classified substandard due to hazardous building materials on an adjacent lot which may result in a decline in value of the security property. Although a phase I environmental study performed on the security property did not disclose any contamination to the security property from the adjoining lot, the contamination on the adjacent lot has prevented the borrower from using the security property for its intended purpose. As a result of the problems associated with the adjacent lot, the loan was renewed at a market rate of interest and its term was extended until January 1997. The borrower is continuing to make interest payments on this loan as required by the terms of the loan agreement and is waiting for the resolution of the problem with the adjacent property.

                  The Company also has a development loan secured by 25 residential lots located in Dutchess County, New York. Sales of lots have been slow, and the Company has renewed the loan several times at market rates and terms. At September 30, 1996, six of the 15 lots in phase I had been sold and construction of the homes completed. This loan was performing and had an outstanding balance of $314,000 at September 30, 1996. On such date, the Company also had two construction loans to the same borrower totaling $355,000 for the construction of two single-family homes in this development. Although such loans were current at September 30, 1996, the Company considers these loans to be of concern due to the slow sales in the development.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to operations based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance, which is subject to periodic review by the Company's regulators, takes into consideration such factors as the historical loan loss experience, known and inherent risks in the portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, estimated value of underlying collateral, and current economic conditions that may affect borrowers' ability to pay. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the estimates made in making the final determination.

         The following table sets forth activity in the allowance for loan losses for the periods indicated.

                                                                    For the Year Ended September 30,
                                                       --------------------------------------------------------
                                                       1996         1995         1994         1993         1992
                                                       ----         ----         ----         ----         ----
                                                                        (Dollars in Thousands)

Balance at beginning of year.......................    $719         $311         $295         $490         $606
Provision for losses...............................     462          493           64          313           17
Charge-offs:
    Real estate loans
       One- to four-family.........................     (97)         (76)         (64)         (19)          (7)
       Multi-family(1).............................    (203)          ---          ---        (477)        (108)
    Consumer and commercial business loans.........     (33)         (13)          (2)         (12)         (18)
                                                     ------         ----        -----        -----        -----
       Total charge-offs...........................    (333)         (89)         (66)        (508)        (133)
Recoveries.........................................      89            4           18          ---          ---
                                                     ------        -----        -----       ------       ------
       Net charge-offs.............................    (244)         (85)         (48)        (508)        (133)
                                                     ------         ----        -----        -----        -----

Balance at end of year.............................    $937         $719         $311         $295         $490
                                                       ====         ====         ====         ====         ====

Ratio of net charge-offs to average total loans....    0.29%        0.10%        0.06%        0.62%        0.16%
                                                       ====         ====         ====         ====         ====

------------
(1) Charge-offs in fiscal 1996, 1993 and 1992 relate to the Company's purchased participation interests in three multi-family loans originated by the Thrift Associations Service Corporation
    ("TASCO"). All such purchased participations have been collected or charged-off at September 30, 1996.

         The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to total loans at the dates indicated.

                                                                                           At September 30,
                       -------------------------------------------------------------------------------------------------------
                                   1996                           1995                           1994
                       ---------------------------- ------------------------------ -------------------------------------------
                                                Percent of                       Percent of                         Percent of
                                                 Loans in                         Loans in                           Loans in
                                     Loan          Each                 Loan        Each                    Loan        Each
                        Allowance Amounts by   Category to  Allowance Amounts by  Category to  Allowance Amounts by  Category to
                         Amount    Category    Total Loans    Amount   Category   Total Loans    Amount  Category   Total Loans
                         ------    --------    -----------    ------   --------   -----------    ------  --------   -----------
                                                                                        (Dollars in Thousands)

Real estate loans:
  One- to four-family.     $538    $62,283       70.6%      $  302     $63,282     74.4%        $ 188     $64,078        80.7%
  Multi-family........       11      5,471        6.2           64       5,647      6.6            64       4,483         5.7
  Commercial..........       91      9,117       10.3           66       6,575      7.7            20       3,176         4.0
  Construction........       74      2,175        2.5           75       2,205      2.6            16       2,138         2.7
  Land(1).............      166      1,934        2.2          171       2,112      2.5             8         814         1.0
Consumer and commer-
  cial business loans.       57      7,266        8.2           41       5,271      6.2            15       4,693         5.9
                          -----    -------     ------     --------    --------   ------      --------    --------      ------
Total.................     $937    $88,246      100.0%     $   719     $85,092    100.0%       $  311     $79,382       100.0%
                           ====    =======      =====      =======     =======    =====       =======     =======       =====







                    ---------------------------------------------------------------------
                                  1993                           1992
                    ------------------------------  -------------------------------------
                                           Percent of                          Percent of
                                            Loans in                            Loans in
                                 Loan         Each                    Loan        Each
                   Allowance  Amounts by   Category to  Allowance  Amounts by  Category to
                    Amount    Category     Total Loans    Amount    Category   Total Loans
                    ------    --------     -----------   ------     --------   -----------


Real estate loans:
  One- to four-family.  183    $67,633        85.1%$      225      $72,577        86.7%
  Multi-family........   61      2,281         2.9        197        1,264         1.5
  Commercial..........   17      2,704         3.4         12        2,392         2.9
  Construction........   12      1,472         1.9         19        1,784         2.1
  Land(1).............    9        914         1.1         12        1,199         1.4
Consumer and commer-
  cial business loans.   13      4,433         5.6         25        4,524         5.4
                        ---   --------     -------      -----     --------      ------
Total.................  295    $79,437       100.0%    $  490      $83,740       100.0%
                        ===    =======       =====     =======     =======       =====

--------------
(1) The allowance at both September 30, 1996 and 1995 includes
    $150,000 allocated to land loans "of concern." See "- Other Loans of Concern."

Investment Activities

         General. The Company utilizes mortgage-backed and other securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, the Board of Directors considers, among other things, the Company's yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

         Yonkers Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

         Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Statement of Financial Accounting Standards ("SFAS") No. 115 requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of equity. At September 30, 1996, the Company had no securities classified as trading. At September 30, 1996, $58.6 million, or 38.1% of the Company's mortgage-backed and other securities portfolio was classified as available for sale. The remaining $95.0 million, or 61.9% of the Company's securities portfolio, was classified as held to maturity.

         Mortgage-Backed Securities. The Company invests in mortgage-backed securities in order to supplement loan production and achieve its asset/liability management goals. Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. As of September 30, 1996, the Company did not have any mortgage-backed securities of a single issuer in excess of 10% of the Company's equity, except for federal agency obligations. At September 30, 1996, the Company had $58.1 million and $22.7 million, respectively, of mortgage-backed securities classified as held to maturity and as available for sale.

         Consistent with its asset/liability management strategy, at September 30, 1996, $48.8 million, or 60.4% of the Company's mortgage-backed securities had adjustable interest rates. In addition, as discussed below, at September 30, 1996, the Company had $14.5 million of CMOs with anticipated average lives of five years or less. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

         CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result, the cash flows (and hence the values) of certain CMOs are subject to substantial change.

         Management believes that CMOs at times represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (seven-year or less estimated average life) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. At September 30, 1996, the Company held $18.8 million of CMOs.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At September 30, 1996, none of the Company's CMOs were classified as "high-risk."

         The value of the Company's mortgage-backed securities, particularly those carrying fixed rates, would decline significantly in the event of an increase in interest rates. In addition, a decrease in interest rates could result in an increase in prepayments on the fixed-rate portion of the Company's mortgage-backed securities portfolio. Funds from such prepayments may be reinvested at a lower yield. Similarly, a decline in interest rates would result in the downward adjustment of the rates earned on the Company's adjustable-rate, mortgage-backed securities portfolio resulting in lower yields and interest income in future periods.

         The following table sets forth the amortized cost and fair value of the mortgage-backed securities portfolio, by accounting classification category and by type of security, at the dates indicated:

                                                                         At September 30,
                                              --------------------------------------------------------------------
                                                       1996                    1995                    1994
                                              ---------------------  ----------------------  ---------------------
                                               Amortized     Fair      Amortized     Fair      Amortized     Fair
                                                 Cost        Value       Cost        Value       Cost        Value
                                                 ----        -----       ----        -----       ----        -----
                                                                          (In Thousands)

Held to Maturity
    Pass-through securities(1)..............   $41,493     $41,520     $35,586     $35,874     $32,216     $31,768
    CMOs(2).................................    16,646      16,478      17,025      16,880      16,965      16,148
                                              --------    --------     -------     -------     -------     -------
       Total................................    58,139      57,998      52,611      52,754      49,181      47,916
                                              --------    --------     -------     -------     -------     -------
Available for Sale
    Pass-through securities(1)..............    20,679      20,572       4,151       4,170       5,555       5,514
    CMOs(2).................................     2,146       2,139       2,272       2,266       2,348       2,272
                                              --------    --------    --------    --------    --------    --------
       Total................................    22,825      22,711       6,423       6,436       7,903       7,786
                                              --------    --------    --------    --------    --------    --------
Total mortgage-backed securities............   $80,964     $80,709     $59,034     $59,190     $57,084     $55,702
                                               =======     =======     =======     =======     =======     =======

--------------
(1) All pass-through securities are guaranteed by GNMA, FNMA or FHLMC, except for privately issued securities with an amortized cost of $302,000, $422,000 and $548,000 at September 30, 1996, 1995 and 1994, respectively.

(2) All CMOs are guaranteed by GNMA, FNMA or FHLMC, except for privately issued securities with an amortized cost of $65,000, $85,000 and $171,000 at September 30, 1996, 1995 and 1994, respectively.

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's mortgage-backed securities at September 30, 1996. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. In addition, under the structure of some of the Company's CMOs, the Company's short-and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.


                                                                      At September 30, 1996
                                              ------------------------------------------------------------------------
                                                      Held to Maturity                  Available for Sale
                                              ---------------------------------  -------------------------------------
                                                                      Weighted                                Weighted
                                              Amortized     Fair       Average    Amortized      Fair         Average
                                                Cost        Value       Yield       Cost         Value         Yield
                                                ----        -----       -----       ----         -----         -----
                                                                     (Dollars in Thousands)

Pass-through securities:
    Due after 1 year but within 5 years......   $     31    $     33    10.25%    $   ---     $    ---          ---%
    Due after 5 years but within 10 years....        169         169     6.85         189          198          9.37
    Due after 10 years.......................     41,293      41,318     6.90      20,490       20,374          7.40
                                                 -------     -------              -------     --------
       Total.................................    $41,493     $41,520     6.90     $20,679      $20,572          7.42
                                                 =======     =======              =======      =======

CMOs:
    Due after 1 year but within 5 years......  $     ---   $     ---      ---%    $   796      $   796          6.96%
    Due after 5 years but within 10 years....      3,401       3,399     6.97         ---          ---           ---
    Due after 10 years.......................     13,245      13,079     5.95       1,350        1,343          6.21
                                                 -------     -------              -------      -------
       Total.................................    $16,646     $16,478     6.16     $ 2,146      $ 2,139          6.49
                                                 =======     =======              =======      =======

         The following table sets forth the activity in the mortgage-backed securities portfolio for the periods indicated.


                                                           For the Year Ended September 30,
                                                        ----------------------------------------
                                                         1996             1995            1994
                                                          ---             ----            ----
                                                                  (In Thousands)
Amortized cost at beginning of year....................  $59,034          $57,084         $61,295
                                                         -------          -------         -------
Purchases:
    Pass-through securities:
      Adjustable rate..................................   21,657            8,500           9,966
      Fixed rate.......................................   10,264            1,000             ---
                                                        --------         --------        --------
        Total pass-through securities..................   31,921            9,500           9,966
    CMOs...............................................      ---              946           1,957
                                                       ---------         --------        --------
        Total purchases................................   31,921           10,446          11,923
Sales of pass-through securities.......................      ---           (1,285)         (2,289)
Principal repayments...................................   (9,979)          (7,210)        (13,874)
Premium and discount amortization, net.................      (12)              (1)             29
                                                       ---------         --------       ---------
Amortized cost at end of year..........................  $80,964          $59,034         $57,084
                                                         =======          =======         =======

         Other Securities. To date, the Company's investment strategy has been directed toward high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. At September 30, 1996, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's equity, other than U.S. Government or federal agency obligations. The Company also invests in high-grade, medium-term (up to five years) corporate debt securities and a variety of mutual funds which invest in adjustable-rate mortgage-backed securities, asset-backed securities, and U.S. Treasury and Agency obligations. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

         From time to time, the Company has invested in "step-up" securities which provide for interest rate increases periodically if the security is not redeemed by the issuer. Because of this "step-up" structure, the Company expects most of these securities to be redeemed prior to maturity. Prior to investing in these securities, the Company analyzes the yield on the security in comparison to the option on the part of the issuer to redeem the security or pay a higher interest rate. A majority of the Company's "step-up" securities have terms of seven years or less and provide for increases in interest rates of 25 to 180 basis points within one to three years of issuance. At September 30, 1996, the Company had $16.0 million of "step-up" securities with a weighted average yield of 5.78%.

         The following table sets forth the amortized cost and fair value of other securities, by accounting classification category and by type of security, at the dates indicated:



                                                                         At September 30,
                                             ----------------------------------------------------------------------
                                                      1996                     1995                    1994
                                             ----------------------- -----------------------  ---------------------
                                               Amortized     Fair       Amortized     Fair      Amortized     Fair
                                                 Cost        Value        Cost        Value       Cost        Value
                                                 ----        -----        ----        -----       ----        -----
                                                                          (In Thousands)

Held to Maturity
    U.S. Government and Agency:
       Step-up securities...................     $12,966     $12,651      $20,960     $20,675     $22,432     $21,001
       Other securities.....................      23,402      23,012       21,393      21,171      15,607      14,600
    Corporate bonds.........................         500         501          500         500         500         503
                                                --------    --------     --------    --------   ---------   ---------
       Total................................      36,868      36,164       42,853      42,346      38,539      36,104
                                                 -------     -------      -------     -------     -------     -------

Available for Sale
    U.S. Government and Agency:
       Step-up securities...................       3,000       2,969        2,000       1,985       2,501       2,424
       Other securities.....................      26,960      27,023        6,951       6,921       3,899       3,783
    Mutual fund investments.................       6,070       5,849        5,740       5,535       5,432       5,223
                                                --------    --------     --------    --------    --------    --------
       Total................................      36,030      35,841       14,691      14,441      11,832      11,430
                                                 -------     -------      -------     -------     -------     -------

Total other securities, net.................     $72,898     $72,005      $57,544     $56,787     $50,371     $47,534
                                                 =======     =======      =======     =======     =======     =======

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of other debt securities at September 30, 1996, by remaining period to contractual maturity.



                                                      Held to Maturity                  Available for Sale
                                                ---------------------------------  --------------------------------
                                                                         Weighted                          Weighted
                                                Amortized     Fair       Average    Amortized    Fair       Average
                                                  Cost        Value       Yield       Cost       Value       Yield
                                                  ----        -----       -----       ----       -----       -----
                                                                     (Dollars in Thousands)

U.S. Government and Agency:
    Due within 1 year........................    $ 2,429     $ 2,437     6.40%      $   ---   $    ---        ---%
    Due after 1 year but within 5 years......     12,976      12,733     5.32         5,000      4,996       6.47
    Due after 5 years but within 10 years....     14,973      14,760     7.06        13,000     13,004       7.47
    Due after 10 years.......................      5,990       5,733     6.76        11,960     11,992       8.02
                                                 -------     -------                -------    -------
       Total.................................    $36,368     $35,663     6.34       $29,960    $29,992       7.52
                                                 =======     =======                =======    =======

Corporate:
    Due within 1 year........................   $    500    $    501     5.96%      $   ---   $    ---        ---%
                                                ========    ========                ======= ==========

         In addition to its securities portfolios, from time to time the Company holds short-term liquid assets such as money market mutual funds, federal funds sold and interest-bearing deposits. Short-term investments at September 30, 1996 primarily consisted of a $10.2 million investment in a money market mutual fund.

Sources of Funds

         General. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of regular savings (passbook) accounts, transaction (NOW and checking) accounts, money market accounts, club accounts and certificate accounts. The Company only solicits deposits in its market area and does not accept brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits and provides incentives to employees who refer new deposit customers to the Company. The Company also has ATMs located in two branch offices.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As certain customers have become more interest rate conscious, the Company has become more susceptible to short-term fluctuations in deposit flows. The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For instance, in fiscal 1993, the Company introduced a 30-month "advantage" certificate account which provided the customer with a one-time increase in rate during the term of the account. At September 30, 1996, the Company had $15.9 million of advantage certificate accounts.

         Management believes that the "core" portion of the Company's regular savings, transaction, money market and club accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. These core accounts decreased $17.7 million during fiscal 1995, but were relatively stable during fiscal 1996. Management believes that the outflow in fiscal 1995 represented the most interest rate sensitive portion of such accounts and that the majority of the remaining portion of the Company's regular savings, transaction, money market and club accounts are relatively stable sources of deposits. The Company continues to utilize customer service and marketing initiatives (including newspaper advertisements) in an effort to maintain and increase the volume of such deposits. However, the ability of the Company to attract and maintain these accounts (as well as certificate accounts) has been and will continue to be affected by market conditions.

         The following table sets forth the deposit activity of the Company for the periods indicated.


                                                           For the Year Ended September 30,
                                                        --------------------------------------
                                                        1996             1995             1994
                                                        ----             ----             ----
                                                              (Dollars in Thousands)
Balance at beginning of year..................       $188,009         $179,816         $169,508
Deposits......................................        421,132          297,860          261,501
Withdrawals...................................      (426,246)        (296,569)        (256,600)
Interest credited.............................          7,780            6,902            5,407
                                                    ---------        ---------        ---------
Balance at end of year........................       $190,675         $188,009         $179,816
                                                     ========         ========         ========

Net increase during the year:
    Amount....................................      $   2,666        $   8,193        $  10,308
                                                    =========        =========        =========
    Percent...................................            1.4%             4.6%             6.1%
                                                          ===              ===              ===


         The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                 At September 30,
                               ---------------------------------------------------------------------------------------
                                          1996                         1995                          1994
                               -----------------------  ---------------------------------  ---------------------------
                                       Percent of  Weighted          Percent of  Weighted          Percent of Weighted
                                          Total    Average             Total     Average             Total    Average
                               Amount   Deposits    Rate    Amount   Deposits     Rate     Amount   Deposits    Rate
                               ------   --------    ----    ------   --------     ----     ------   --------    ----
                                                              (Dollars in Thousands)
Checking accounts............ $   1,957    1.0%      --%    $ 2,680     1.4%        ---%   $ 2,454     1.4%      ---%
NOW accounts.................    18,141    9.5     1.86      15,609     8.3        1.73     15,895     8.8      1.74
Money market accounts........    16,599    8.7     2.91      12,484     6.7        2.91     12,722     7.1      2.43
Regular savings accounts ....    47,832   25.1     2.61      54,794    29.1        2.70     72,257    40.2      2.70
Club accounts................     1,112    0.6     2.61       1,044     0.6        2.70        970     0.5      2.70
Savings certificate accounts.   105,034   55.1     5.24     101,398    53.9        5.61     75,518    42.0      4.25
                               --------  -----               ------   -----               --------   -----

    Total....................  $190,675  100.0%    3.99%   $188,009   100.0%       4.16%   $179,816   100.0%     3.21%
                               ========  =====              =======   =====                ========   =====


         The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at September 30, 1996.


                                                  At  September 30, 1996
                                 -------------------------------------------------------------       Total at
                                                    Period to Maturity                             September 30,
                                 -------------------------------------------------------------    -----------------
                                 Less than     One to      More than                 Percent
     Interest Rate Range         One Year    Three Years  Three Years      Total     of Total       1995      1994
-----------------------------    ---------  ------------  -----------  -----------  -----------  ----------- ------
                                                              (Dollars in Thousands)

4.00% and below..............     $     39   $    ---     $    ---    $     39       ---%      $ 3,174    $ 44,716
4.01% to 5.00%...............       50,229      2,581          ---      52,810      50.3        18,252      17,442
5.01% to 6.00%...............       12,916     20,330        2,559      35,805      34.1        44,359      11,186
6.01% to 7.00%...............        7,236      3,070        5,987      16,293      15.5        34,282         755
7.01% and above..............           87        ---          ---          87       0.1         1,331       1,419
                                 ---------  ---------   ----------  ----------     -----     ---------   ---------

    Total....................      $70,507    $25,981      $ 8,546    $105,034     100.0%     $101,398    $ 75,518
                                   =======    =======      =======    ========     =====      ========    ========


         The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at September 30, 1996.


                                           Less than $100,000         $100,000 or More                Total
                                        ------------------------- ------------------------- -----------------------
                                                         Weighted                  Weighted                Weighted
                                                          Average                   Average                 Average
             Maturity Period                 Amount        Rate        Amount        Rate        Amount      Rate
------------------------------------   --------------  ----------- ------------  ----------- -----------  ----------
                                                                   (Dollars in Thousands)

Within three months.....................     $ 18,191      4.97%   $  2,077          5.14%    $  20,268     4.99%
After three but within six months.......       18,360      4.88       1,772          4.94        20,132     4.88
After six but within 12 months..........       27,316      5.11       2,791          5.23        30,107     5.12
                                             --------               -------                   ---------
    Total within one year...............       63,867      5.00       6,640          5.13        70,507     5.02
After one but within two years..........       17,023      5.47       1,732          5.75        18,755     5.49
After two but within three years........        6,480      5.53         746          5.49         7,226     5.52
After three but within five years.......        7,113      6.25       1,433          6.44         8,546     6.28
                                             --------              --------                   ---------
    Total...............................      $94,483      5.22%    $10,551          5.43%     $105,034     5.24%
                                              =======               =======                    ========


         Borrowings. The Company's other available sources of funds include advances from the FHLB of New York and other borrowings, including repurchase agreements. As a member of the FHLB of New York, the Company is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1996, the Company had $8.0 million of FHLB advances outstanding. On such date, the Company had a collateral pledge arrangement with the FHLB of New York pursuant to which the Company may borrow up to $61.2 million.

         From time to time, the Company enters into repurchase agreements with counterparties such as the FHLB of New York utilizing mortgage-backed and other securities as collateral. At September 30, 1996, the Company had $10.3 million of repurchase agreements outstanding which were collateralized by mortgage-backed securities.

         See Note 7 of the Notes to Consolidated Financial Statements for further information concerning the Company's FHLB advances and repurchase agreements.

         The following table sets forth information concerning the balances and interest rates on borrowings at the dates and for the periods indicated.


                                                                   At or For the Year Ended September 30,
                                                                  ---------------------------------------
                                                                    1996            1995         1994
                                                                    ----            ----         ----
                                                                              (Dollars in Thousands)

FHLB advances:
    Balance at end of year..............................            $ 8,000      $4,295       $  295
    Average balance during year.........................              2,356         920          295
    Maximum outstanding at any month end................              8,000       4,295          295
    Weighted average interest rate at end of year.......               5.73%       6.26%        5.29%
    Average interest rate during the year...............               5.52%       5.87%        5.29%

Repurchase agreements:
    Balance at end of year..............................            $10,264      $  ---     $    ---
    Average balance during year.........................              1,214       1,250          ---
    Maximum outstanding at any month end................             10,264       4,000          ---
    Weighted average interest rate at end of year.......               5.44%        ---%         ---%
    Average interest rate during the year...............               5.35%       6.26%         ---%

Service Corporations

         As a federally chartered savings and loan association, the Association is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At September 30, 1996, the Association had no service corporations.

Competition

         The Company faces extremely strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, credit unions and other savings institutions, which also make loans secured by real estate located in the Company's market area. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for deposits is intense given the size of the New York market and the fact that it is the home state for many large regional and money center banks. Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company is significantly smaller than most of its competitors which, due to their size and economies of scale, generally offer a broader range of deposit products than the Company. The Company competes for these deposits by offering deposit accounts at competitive rates, convenient business hours, availability of

ATMs and a customer oriented staff. As of June 30, 1996, the latest date such information was available, there were 350 other thrift, commercial bank and credit union offices in Westchester County which compete for deposits. As of June 30, 1995, the Company held approximately 1.0% of total deposits in Westchester County.

Employees

         At September 30, 1996, the Company had a total of 43 full-time and 10 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Regulation

         General. Yonkers Savings is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Yonkers Savings is subject to broad federal regulation and oversight extending to all its operations. Yonkers Savings is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Prior to December 1995, the Association was a state-chartered savings and loan association and was subject to the regulation of the State of New York Banking Department. Effective December 28, 1995, the Association converted to a federal charter. As the savings and loan holding company of Yonkers Savings, the Holding Company also is subject to federal regulation and oversight. The purpose of holding company regulation is to protect subsidiary savings associations. Yonkers Savings is a member of the SAIF and the deposits of Yonkers Savings are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Yonkers Savings.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Yonkers Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness examination of Yonkers Savings was as of September 30, 1995. When these examinations are conducted by the OTS and the FDIC, the examiners may require Yonkers Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Yonkers Savings' OTS assessment for the fiscal year ended September 30, 1996 was approximately $62,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Yonkers Savings and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Yonkers Savings is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Yonkers Savings is in compliance with the noted restrictions.

         Yonkers Savings' general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, Yonkers Savings' lending limit under this restriction was $5.2 million. Yonkers Savings is in compliance with the loans-to-one borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

         Insurance of Accounts and Regulation by the FDIC. Yonkers Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Association, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF special assessment applicable to the Association, which was paid to the FDIC in November 1996, was approximately $1.2 million. This amount was accrued by the Company at September 30, 1996 by a charge to earnings.

         As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF- insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Association, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

         Regulatory Capital Requirements. Federally insured savings associations, such as Yonkers Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1996, Yonkers Savings had no intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At September 30, 1996, Yonkers Savings had no subsidiaries.

         At September 30, 1996, Yonkers Savings had tangible capital of $34.4 million, or 14.0% of adjusted total assets, which is $30.7 million above the minimum requirement of 1.5% in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. At September 30, 1996, Yonkers Savings had no intangible assets. In accordance with the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At September 30, 1996, Yonkers Savings had core capital equal to $34.4 million, or 14.0% of adjusted total assets, which is $27.1 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, Yonkers Savings had no capital instruments that qualify as supplementary capital and $937,000 of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Yonkers Savings had no such exclusions from capital and assets at September 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% (such as the Association) is exempt from this requirement unless the OTS determines otherwise.

         At September 30, 1996, Yonkers Savings had total capital of $35.3 million (including $34.4 million in core capital and $937,000 in qualifying supplementary capital) and risk-weighted assets of $94.9 million (including $4.2 million in converted off-balance sheet items), or total capital of 37.2% of risk-weighted assets. This amount was $27.8 million above the 8% requirement in effect on that date.

         Under the prompt corrective action regulations, the OTS and the FDIC are authorized (and, under certain circumstances, required) to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined as having less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         The prompt corrective action regulations also provide that any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Yonkers Savings may have a substantial adverse effect on Yonkers Savings' operations and profitability, and on the value of the Holding Company's common stock. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage ownership of present shareholders.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and transactions charged to the capital account. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, associations (such as Yonkers Savings) that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) 75% of net income for the most recent four-quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted.

         Associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Associations that do not currently meet or would not after the proposed capital distribution meet their minimum capital requirements must obtain OTS approval prior to making such distribution. As a subsidiary of the Holding Company, Yonkers Savings will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including Yonkers Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings.

         Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, Yonkers Savings was in compliance with both requirements, with an overall liquid asset ratio of 12.5% and a short-term liquid asset ratio of 3.6%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and reemphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Yonkers Savings believes it is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including Yonkers Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, Yonkers Savings met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible for additional FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Yonkers Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Yonkers Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Yonkers Savings may be required to devote additional funds for investment and lending in its local community. Yonkers Savings was examined for CRA compliance by the OTS in September 1996 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Yonkers Savings include the Holding Company and any company which is under common control with Yonkers Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Subsidiaries of a savings association are generally not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries (if any) which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than Yonkers Savings or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Yonkers Savings fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Holding Company is registered with the SEC under the Exchange Act. The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, Yonkers Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. Yonkers Savings is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Yonkers Savings is required to purchase and maintain stock in the FHLB of New York. At September 30, 1996, Yonkers Savings had $1.1 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1996, dividends paid by the FHLB of New York to Yonkers Savings totaled $72,000 compared to $84,000 for fiscal 1995. Over the past five calendar years (1991-1995) such dividends have averaged 8.6% and were 6.5% for calendar year 1995.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Yonkers Savings' FHLB stock may result in a corresponding reduction in Yonkers Savings' capital.

Taxation

         Federal. The Association and the Holding Company currently file separate federal income tax returns. These returns are filed on a fiscal year basis, as of September 30, using the accrual method of accounting.

         Savings associations such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is also computed under the experience method. A percentage of taxable income method was also available in computing the qualifying loan bad debt deduction for tax years ended on or prior to December 31, 1995.

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method will not be available to the Association for its tax years ending September 30, 1997 and thereafter.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for qualifying real property loans to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for non-qualifying loans equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Through September 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Association.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of September 30, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending September 30, 1997 (commencement of the recapture period may be delayed, however, for up to two years provided the Association meets certain residential lending requirements). The Association previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Association's base-year federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Association has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

         In addition to the regular income tax, corporations generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Association has been audited by the IRS with respect to federal income tax returns through September 30, 1991, and all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

         New York State. The Association and the Holding Company currently file combined New York State tax returns on a fiscal year basis. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. In addition, New York also imposes a general surtax on the applicable tax described above. The surtax is scheduled to be reduced to 2.5% for taxable years ending after June 30, 1996 and before July 1, 1997, and to expire thereafter. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward). In addition, New York also imposes a Metropolitan Commuter Transportation District surcharge of 17% that is assessed on the New York State Franchise tax before the general surtax.

         In July 1996, New York State enacted legislation to preserve the use of the percentage of taxable income bad debt deduction for thrift institutions such as the Association. In general, the legislation provides for a deduction equal to 32% of the Association's New York State taxable income, which is comparable to the deductions permitted under the prior tax law. The legislation also provides for a floating base year, which will allow the Association to switch from the percentage of taxable income method to the experience method without recapture of any reserve. Previously, the Association had established a deferred New York State tax liability for the excess of its New York State tax bad debt reserves over the amount of its base-year New York State reserves. Since the new legislation effectively eliminated the reserves in excess of the base-year balances, the Company reduced its deferred tax liability by $100,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

         Generally, New York State tax law has requirements similar to federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the recent legislation, New York continues to require that at least 60% of the Association's assets consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Association expects to continue to meet the 60% requirement and does not anticipate engaging in any of the transactions which would require recapture of its base-year reserves. Accordingly, under SFAS No. 109, it has not provided any deferred tax liability on such reserves.

         Delaware. As a Delaware company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.   Properties

         The following table sets forth information concerning the Company's properties at September 30, 1996. The Company's premises had an aggregate net book value of approximately $346,000 at that date.


                                      Year                               Net Book Value at
              Location           Acquired/Leased    Owned or Leased     September 30, 1996
              --------           ---------------    ---------------     ------------------
                                                                            (In Thousands)

Corporate Headquarters:
6 Executive Plaza                     1996              Leased                 $   5
Yonkers, New York  10701-9858

Main Office:
One Manor House Square                1976               Owned                   123
Yonkers, New York  10701-2701

Full Service Branches:
780 Palisade Avenue                   1989              Leased                    60
Yonkers, New York  10703
1759 Central Park Avenue              1977              Leased                    75
Yonkers, New York  10710-2828
2320 Central Park Avenue              1986              Leased                    83
Yonkers, New York  10710-1216


         The Company believes that its current facilities are adequate to meet present needs. In the future, the Company intends to continue to explore branching opportunities to the extent they develop, although no specific proposals are currently under consideration.

         The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the computer equipment utilized by the Company at September 30, 1996 was approximately $100,000.

Item 3.   Legal Proceedings

         The Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

         (a) On October 30, 1996, the Company held a Special Meeting of Stockholders.

         (b)  At the meeting, stockholders voted on the following matters:

         (i)  The approval of the 1996 Stock Option and Incentive Plan; and

                                                               BROKER
         VOTES:     FOR       AGAINST         ABSTAIN         NON-VOTES
         ------     ---       -------         -------         ---------
                 2,234,609   215,554          187,454           4,001

         (ii) The approval of the 1996 Management Recognition Plan.

                                                                 BROKER
         VOTES:     FOR      AGAINST          ABSTAIN           NON-VOTES
         ------     ---      -------          -------           ---------

                 2,119,974   330,760          190,884              0


                                                      PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         Page 53 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.   Selected Financial Data

         Pages 1 and 2 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 3 through 20 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 8.   Financial Statements and Supplementary Data

         Pages 21 through 52 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                                     PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Registrant is incorporated herein by reference from the Holding Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers Who Are Not Directors

         The following are the Company's executive officers who are not also directors as of September 30, 1996.

         Joseph L. Macchia. Mr. Macchia, age 45, has been Vice President and Secretary to the Association since 1991, and Vice President and Secretary of the Holding Company since its formation. Mr. Macchia is responsible for the Association's branch administration, consumer lending and savings operations. He is also responsible for the Association's Bank Secrecy Act compliance. Prior to such time, Mr. Macchia served as the Association's Vice President. Mr. Macchia has been employed by the Association since 1972.

         Joseph D. Roberto. Mr. Roberto, age 44, is the Vice President, Treasurer and Chief Financial Officer of the Holding Company, a position he has held since its formation, and is Vice President, Treasurer and Chief Financial Officer of the Association. Mr. Roberto was appointed the Association's Vice President and Treasurer in 1991 and Chief Financial Officer in 1995. Mr. Roberto is responsible for the Association's Accounting Department, interest rate risk and asset/liability management as well as the Association's financial reporting. Prior to 1991, Mr. Roberto served as the Association's Secretary and Treasurer. Mr. Roberto has been employed by the Association since 1973.

         Philip Guarnieri. Mr. Guarnieri, age 39, is the Vice President and Chief Lending Officer of the Association. Mr. Guarnieri was appointed Vice President and Chief Lending Officer in July 1996. Prior to joining the Association, Mr. Guarnieri was the Vice President for loan origination at Home Federal Savings Bank, Queens, New York. Mr. Guarnieri is responsible for the administration of the Association's real estate lending programs.

Compliance with Section 16(a)

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Holding Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Holding Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owner were complied with.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1)  Financial Statements

         The following information appearing in the Company's 1996 Annual Report to Stockholders is herein incorporated by reference:

       Item                                           Pages in Annual Report
       ----                                           ----------------------
Independent Auditors' Report                                Page 21
Consolidated Balance Sheets as of September 30, 1996
 and 1995                                                   Page 22
Consolidated Statements of Income for the Years
 Ended September 30, 1996, 1995 and 1994                    Page 23
Consolidated Statements of Changes in Stockholders'
 Equity for the Years Ended September 30, 1996, 1995
  and 1994                                                  Page 24
Consolidated Statements of Cash Flows for the Years
 Ended September 30, 1996, 1995 and 1994                    Page 25
Notes to Consolidated Financial Statements                  Pages 26 through 52




         (a) (2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is not applicable or has been included in the Consolidated Financial
Statements.

         (a) (3)  Exhibits


                                                                                                            Sequential Page
                                                                                Reference to                  Number Where
                                                                                 Prior Filing              Attached Exhibits
  Regulation S-K                                                                  or Exhibit              are Located in this
      Exhibit                                                                  Number Attached                 Form 10-K
      Number                              Document                                 Hereto                       Report
      ------                              --------                                 ------                       ------

       3(a)        Certificate of Incorporation                                       *                     Not applicable
       3(b)        By-Laws                                                            *                     Not applicable
         4         Instruments defining the rights of security holders,               *                     Not applicable
                    including debentures
         9         Voting Trust Agreement                                           None                    Not applicable
        10         Material Contracts
                     Employment Contract                                              *                     Not applicable
                     Management Recognition Plan and Stock
                       Option and Incentive Plan                                      *                     Not applicable
                   Change-in-Control Severance Agreements                            **                     Not applicable
        11         Statement re: computation of per share earnings              Not required                Not applicable
        12         Statement re: computation of ratios                          Not required                Not applicable
        13         Annual Report to Security Holders                                 13                        Page ___
        16         Letter re: change in certifying accountants                      None                    Not applicable
        18         Letter re: change in accounting principles                       None                    Not applicable
        19         Previously unfiled documents                                     None                    Not applicable
        21         Subsidiaries of Registrant                                        21                        Page ___
        22         Published report regarding matters submitted to vote             None                    Not applicable
                    of security holders
        23         Consents of Experts and Counsel                              Not required                Not applicable
        24         Power of Attorney                                            Not required                Not applicable
        27         Financial Data Schedule                                      Not required                Not applicable
        28         Information from reports furnished to state insurance            None                    Not applicable
                    regulatory authorities
        99         Additional Exhibits                                              None                    Not applicable

----------------
         * Filed as exhibits to the Company's Form S-1 registration statement filed on December 29, 1995 (File No. 33-81013) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         ** Filed as exhibits to the Company's Pre-effective Amendment No.1 to its Form S-1 registration statement filed on February 6, 1996 (File No. 33-81013) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1996, no current reports on Form 8-K were filed by the Holding Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            YONKERS FINANCIAL CORPORATION


                            By: /s/ Richard F. Komosinski
                                Richard F. Komosinski, President and Director (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Richard F. Komosinski                      /s/ William G. Bachop
Richard F. Komosinski, President and Director  William G. Bachop, Chairman
(Principal Executive and Operating Officer)


Date: December 30, 1996                         Date: December 30, 1996


/s/ Michael J. Martin                           /s/ Charles D. Lohrfink
Michael J. Martin,  Director                    Charles D. Lohrfink, Director


Date: December 30, 1996                         Date: December 30, 1996


/s/ Donald R. Angelilli                         /s/ Eben T. Walker
Donald R. Angelilli, Director                   Eben T. Walker, Director



Date: December 30, 1996                         Date: December 30, 1996



/s/ P. Anthony Sarubbi                          /s/ Joseph D. Roberto
P. Anthony Sarubbi, Director                    Joseph D. Roberto,
                                                Vice President and Treasurer
                                                (Principal Financial and Accounting Officer)




Date: December 30, 1996                        Date: December 30, 1996



                                       45