Form 10-Q
period 1996-12-31
YONKERS FINANCIAL CORP
filed 1997-02-13
CIK 1005508

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from           to
                                     ---------    --------

                         Commission File Number 0-27716

                         YONKERS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                   13-3870836
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                  6 EXECUTIVE PLAZA, YONKERS, NEW YORK  10701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 965-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock         Number of Shares Outstanding, December 31, 1996
-----------------------         -----------------------------------------------

    $.01 Par Value                                3,172,250

                         YONKERS FINANCIAL CORPORATION

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------


                         PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets at December 31, 1996
             and September 30, 1996.............................              1

             Consolidated Statements of Income for the Three
             Months Ended December 31, 1996 and 1995............              2

             Consolidated Statement of Changes in Stockholders'
             Equity for the Three Months Ended December 31,
             1996...............................................              3

             Consolidated Statements of Cash Flows for the Three
             Months Ended December 31, 1996 and 1995............              4

             Notes to Consolidated Financial Statements.........              5

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations......              7

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings..................................             13

Item 2.      Changes in Securities..............................             13

Item 3.      Defaults Upon Senior Securities....................             13

Item 4.      Submission of Matters to a Vote of Security Holders             13

Item 5.      Other Information..................................             13

Item 6.      Exhibits and Reports on Form 8-K...................             14

             Signature Page.....................................             15


Part I. Item 1.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                     At December 31, 1996   At September 30, 1996
                                                                     --------------------   ---------------------
ASSETS

Cash and due from banks                                                            $2,648                  $2,152
Short-term investments                                                              3,989                  10,348
Securities:
     Held to maturity, at amortized cost (fair value of $89,629
       at December 31, 1996 and $94,162 at September 30, 1996)                     89,642                  95,007
     Available for sale, at fair value (amortized cost of $71,511
      at December 31, 1996 and $58,855 at September 30,1996)                       71,821                  58,552
                                                                                   ------                  ------
          Total securities                                                        161,463                 153,559
                                                                                  -------                 -------
Loans, net:
     Real estate mortgage loans                                                    81,408                  80,337
     Consumer and commercial business loans                                         7,239                   7,266
     Allowance for loan losses                                                     (1,006)                   (937)
                                                                                   ------                    ----
          Total loans, net                                                         87,641                  86,666
                                                                                   ------                  ------
Accrued interest receivable                                                         2,420                   2,449
Federal Home Loan Bank stock                                                        1,236                   1,065
Office properties and equipment, net                                                  936                     947
Other assets                                                                        1,785                   2,348
                                                                                    -----                   -----
          Total assets                                                            262,118                 259,534
                                                                                  -------                 -------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                     194,287                 190,675
     Borrowings                                                                    23,179                  18,264
     Other liabilities                                                              1,060                   1,596
                                                                                    -----                   -----
          Total liabilities                                                       218,526                 210,535
                                                                                  -------                 -------


Stockholders' equity (Note 2):
     Preferred stock (par value $0.01 per share; 100,000
       shares authorized; none issued or outstanding)                                 -                       -
     Common stock (par value $0.01 per share: 4,500,000
       shares authorized and 3,570,750 shares issued)                                  36                      36
     Additional paid-in capital                                                    34,616                  34,596
     Common stock held by employee stock ownership plan ("ESOP")
       (264,236 shares at December 31, 1996 and 271,377
       shares at September 30, 1996)                                               (2,642)                 (2,714)
     Unearned compensation for 101,405 common shares
       awarded under management recognition plan ("MRP")                           (1,235)                    -
     Treasury stock, at cost (398,500 shares)                                      (5,150)                    -
     Retained income, substantially restricted                                     17,781                  17,263
     Net unrealized gain (loss) on available-for-sale
       securities, net of taxes                                                       186                    (182)
                                                                                      ---                    ----
       Total stockholders' equity                                                  43,592                  48,999
                                                                                   ------                  ------
       Total liabilities and stockholders' equity                                $262,118                $259,534
                                                                                 --------                --------

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                         For the Three Months
                                                          Ended December 31,
                                                        ---------------------
                                                         1996            1995
                                                        -----           -----
Interest and dividend income:
   Loans                                               $1,880          $1,915
   Securities                                           2,734           1,835
   Other earning assets                                   126              71
                                                          ---              --

     Total interest and dividend income                 4,740           3,821
                                                        -----           -----

Interest expense:
   Deposits                                             1,907           1,980
   Borrowings                                             322              44
                                                          ---              --

     Total interest expense                             2,229           2,024
                                                        -----           -----

       Net interest income                              2,511           1,797

Provision for loan losses                                  75             100
                                                           --             ---

       Net interest income after provision for          2,436           1,697
                                                        -----           -----
           loan losses

Non-interest income:
   Service charges and fees                               184             161
   Net loss on sales of securities                         (1)              -
   Other                                                   19               5
                                                           --               -

      Total non-interest income                           202             166
                                                          ---             ---

Non-interest expense:
   Compensation and benefits                              857             595
   Occupancy and equipment                                166             147
   Federal deposit insurance premiums                      90             106
   Data processing service fees                           110              97
   Other                                                  360             255
                                                          ---             ---

      Total non-interest expense                        1,583           1,200
                                                        -----           -----

        Income before income tax expense                1,055             663

Income tax  expense                                       388             272
                                                          ---             ---

       Net income                                        $667            $391
                                                         ----            ----

       Earnings per share (Note 3)                      $0.22

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)



                                                                           Additional         Common        Common
                                                              Common          Paid-in        Stock Held    Stock Awarded
                                                              Stock          Capital          by ESOP     Under MRP
                                                             --------     -------------   --------------  ---------------
Balance at September 30, 1996                                    $36           $34,596         $(2,714)        $ -
    Net income                                                  -                -                 -              -
    Dividend paid ($0.05 per share)                             -                -                 -              -
    Treasury stock purchased                                    -                -                 -              -
    Common stock awarded under MRP                              -                -                 -           (1,300)
    Amortization of MRP awards                                  -                -                 -               65
    ESOP shares released for allocation                         -                   20              72            -
    Change in net unrealized gain (loss) on
        available-for-sale securities, net of taxes             -                -                 -              -
                                                             --------     -------------   --------------  ---------------
Balance at December 31, 1996                                     $36           $34,616         ($2,642)       ($1,235)
                                                             ========     =============   ==============  ===============

                                                                                                   Net
                                                                                               Unrealized      Total
                                                                      Treasury     Retained    Gain (Loss   Stockholders'
                                                                       Stock        Income    On Securities    Equity
                                                                   -----------    ---------   ------------  -------------
Balance at September 30, 1996                                           $ -        $17,263       ($182)     $    48,999
    Net income                                                             -           667        -                 667
    Dividend paid ($0.05 per share)                                        -          (149)       -                (149)
    Treasury stock purchased                                           (5,150)         -          -              (5,150)
    Common stock awarded under MRP                                         -           -          -              (1,300)
    Amortization of MRP awards                                             -           -          -                  65
    ESOP shares released for allocation                                    -           -          -                  92
    Change in net unrealized gain (loss) on
        available-for-sale securities, net of taxes                        -           -           368              368
                                                                   -----------    ---------    --------    ---------------
Balance at December 31, 1996                                          ($5,150)     $17,781        $186          $43,592
                                                                   ===========    =========    ========    ===============

See accompanying notes to unaudited consolidated financial statements

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                For the Three Months
                                                                                                 Ended December, 31
                                                                                             --------------------------
                                                                                               1996               1995
                                                                                             --------           --------
Cash flows from operating activities:
   Net income                                                                                    $667              $391
   Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                               75               100
           Accretion of deferred fees, discounts and premiums, net                                (78)             (127)
           Depreciation and amortization expense                                                   43                44
           Other adjustments, net                                                                 (70)             (316)
                                                                                             --------           --------
               Net cash provided by (used in) operating activities                                637                92
                                                                                             --------           --------

Cash flows from investing activities:
   Purchases of securities:
        Available-for-sale                                                                    (16,060)              (84)
        Held- to-maturity                                                                           -            (4,995)
   Proceeds from principal payments, maturities and calls of securities:
        Available-for-sale                                                                      2,851             3,659
        Held-to-maturity                                                                        5,174             5,112
   Proceeds from sales of securities:
        Available-for-sale                                                                        556                 -
        Held-to-maturity                                                                          235                 -
    Disbursements for loan originations                                                        (3,851)           (3,248)
    Principal collections on loans                                                              2,454             3,167
    Proceeds from sales of loans                                                                  377               374
    Proceeds from sales of real estate owned                                                       39               238
    Other investing cash flows, net                                                              (203)              (62)
                                                                                             --------           --------
               Net cash (used in) provided by investing activities                             (8,428)            4,161
                                                                                             --------           --------
Cash flows from financing activities:
    Net increase in deposits                                                                    3,612             4,484
    Proceeds from Federal Home Loan Bank advances                                               3,500             1,000
    Repayments of Federal Home Loan Bank advances                                              (8,000)           (4,295)
    Net increase in short-term borrowings                                                       9,415                 -
    Common stock purchased for awards under MRP                                                (1,300)                -
    Treasury stock purchased                                                                   (5,150)                -
    Dividend paid                                                                                (149)                -
                                                                                             --------           --------
               Net cash provided by financing activities                                        1,928             1,189
                                                                                             --------           --------

Net (decrease) increase  in cash and cash equivalents                                          (5,863)            5,442
Cash and cash equivalents at beginning of period                                               12,500             3,261
                                                                                             --------           --------

Cash and cash equivalents at end of period                                                     $6,637            $8,703
                                                                                             ========           ========

Supplemental cash flow information:
     Interest paid                                                                             $2,229            $2,024
     Income taxes paid                                                                              -                 6
                                                                                             ========           ========

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Basis of Presentation

    Yonkers Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Holding Company's principal business, subsequent to the Conversion, is the ownership of its wholly owned subsidiary, the Association. Prior to the Conversion, the Holding Company had no operations other than those of an organizational nature. Accordingly, all financial and other information for the three months ended December 31, 1995, as set forth herein, refers to the Association. Collectively, the Holding Company and the Association are referred to herein as the "Company".

    The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1997.

    Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 1996, included in the Form 10-K.

(2) Stockholders' Equity

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

    On September 4, 1996, the Holding Company received approval from the OTS to repurchase up to 10% of its outstanding common stock. The Holding Company completed the repurchase of 357,075 treasury shares in the quarter ended December 31, 1996 at a total cost of $4.6 million.

    On October 30, 1996, the Company's stockholders approved (i) the Yonkers Financial Corporation 1996 Management Recognition Plan ("MRP") and (ii) the Yonkers Financial Corporation 1996 Stock Option and Incentive Plan (the "Option Plan"). The Holding Company funded the MRP in the quarter ended December 31, 1996 by purchasing 142,830 common shares in the open market at a total cost of $1.8 million, and initial grants of 101,405 shares were made to employees and directors under the MRP. The remaining 41,425 shares are included in treasury stock at December 31, 1996. Unearned compensation of $1.3 million was recorded as a reduction of stockholders' equity with respect to the initial grants, and $65,000 of that amount was amortized to compensation expense during the quarter. Under the Option Plan, initial grants of 264,951 options were made during the quarter, at an exercise price of $12.875 per share. A total of 92,124 shares are reserved for future grants under the Option Plan.

(3) Earnings Per Share

    Earnings per share is reported for periods after the Conversion, based on net income divided by the weighted average number of common shares outstanding and common stock equivalents (dilutive stock options, if any). For purposes of determining the weighted average number of common shares outstanding, only the portion of ESOP shares committed to be released to participants as of the date of the financial statements has been considered outstanding.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1996 and September 30, 1996

    Total assets at December 31, 1996 increased $2.6 million to $262.1 million from $259.5 million at September 30, 1996. Asset growth was funded primarily through proceeds from borrowings and deposit inflows, partially offset by funds used to repurchase shares of the Holding Company's common stock. Borrowings increased $4.9 million to $23.2 million at December 31, 1996 from $18.3 million at September 30, 1996. Deposit liabilities increased $3.6 million to $194.3 million at December 31, 1996 from $190.7 million at September 30, 1996. Funds of $6.4 million were used to repurchase 499,905 shares or 14% of the Holding Company's common stock in the open market, which included a 4% repurchase for the purpose of funding the Company's Management Recognition Plan ("MRP").

    Funds provided by borrowings and deposit growth were primarily invested in new securities and loans, while funds from existing short-term investments were primarily used to fund the Company's stock repurchase program. Total securities increased $7.9 million to $161.5 million at December 31, 1996 from $153.6 million at September 30, 1996. Net loans increased $1.0 million to $87.7 million at December 31, 1996 from $86.7 million at September 30, 1996. Short-term investments decreased $6.4 million to $4.0 million from $10.4 million at September 30, 1996.

    The securities portfolio at December 31, 1996 reflects a $13.3 million increase in available-for-sale securities and a $5.4 million decrease in held-to-maturity securities, compared to September 30, 1996. The decrease in held-to-maturity securities reflects principal payments, maturities and calls. The increase in available-for-sale securities primarily reflects purchases of $16.1 million, partially offset by $2.8 million in principal payments, maturities and calls. Available-for-sale securities represented 44.5% of the total securities portfolio at December 31, 1996, compared to 38.1% at September 30, 1996. Management has increased the level of available-for-sale securities to enhance the Company's overall financial flexibility, including the ability to reposition the portfolio in response to change in interest rates and other market conditions.

    The $1.0 million increase in net loans reflects increases of $522,000 in one-to four-family mortgage loans, $410,000 in commercial real estate loans, $410,000 in multi-family loans and $89,000 in land loans. These increases were partially offset by a decrease of $348,000 in construction loans and a net increase of $69,000 in the allowance for loan losses.

    Total borrowings of $23.2 million at December 31, 1996 reflect a $9.4 million increase in borrowings under securities repurchase agreements, compared to September

30, 1996, partially offset by a $4.5 million decrease in FHLB advances. The Company began to utilize repurchase agreements during the quarter ended September 30, 1996 as a means of leveraging available capital to support further asset growth and increase net interest income.

    Stockholders' equity decreased $5.4 million, from $49.0 million at September 30, 1996 to $43.6 million at December 31, 1996. The decrease is primarily attributable to common share repurchases at a total cost of $6.4 million, partially offset by net earnings of $518,000 retained after dividends and an improvement of $368,000 in the after-tax unrealized gains and losses on available-for-sale securities. A total of 499,905 shares were repurchased at an average cost of $12.90 per share. Of this total, 101,405 repurchased shares with a cost of $1.3 million were awarded under the MRP during the quarter and 398,500 shares were held as treasury stock at the end of the quarter. The ratio of stockholders' equity to total assets at December 31, 1996 was 16.63% as compared to 18.88% at September 30, 1996. The book value per share was $13.74 at December 31, 1996 and $13.72 at September 30, 1996 (computed based on total shares issued less treasury shares).

         Total non-performing assets decreased $209,000, from $3.4 million at September 30, 1996 to $3.2 million at December 31, 1996, as a result of a $170,000 reduction in non-accrual loans past due ninety days or more and a $39,000 reduction in net real estate owned. The ratio of non-performing assets to total assets decreased to 1.21% at December 31, 1996 from 1.30% at September 30, 1996. The allowance for loan losses was $1.0 million or 1.12% of total loans at December 31, 1996, compared to $937,000 or 1.06% at September 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 38.62% at December 31, 1996, compared to 33.77% at September 30, 1996.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 1996 and 1995

    Net income for the three months ended December 31, 1996 was $667,000 (or $0.22 per common share) compared to $391,000 for the same period in 1995. The $276,000 increase in net income was attributable to a $714,000 increase in net interest income, a $36,000 increase in non-interest income, and a $25,000 decrease in the provision for loan losses, partially offset by a $383,000 increase in non-interest expense and a $116,000 increase in income tax expense.

    Net interest income increased $714,000 to $2.5 million for the three months ended December 31, 1996 from $1.8 million for the three months ended December 31, 1995. The increase in net interest income is primarily attributable to the positive effect of an increase in average earning assets reflecting reinvestment of the stock offering proceeds, as well as reinvestment of proceeds from borrowings and deposit growth. The interest rate spread was relatively stable at 3.20% for the current quarter compared to 3.18% for the quarter ended December 31, 1995, while the net interest margin widened to 3.91% in the current quarter from 3.50% in the year-ago period.

    Interest and dividend income totaled $4.7 million for the three months ended December 31, 1996, an increase of $919,000 as compared to interest and dividend income of $3.8 million for the three months ended December 31, 1995. This increase reflects a $51.4 million increase in total average interest-earning assets, partially offset by a 6 basis point decrease in the average yield on such assets to 7.39% for the three months ended December 31, 1996 from 7.45% for the same period in the prior year. Interest income on loans decreased $35,000 for the three months ended December 31, 1996, compared to the same period in the prior year. This decrease reflects the effect of a 60 basis point decrease in the average yield, substantially offset by the effect of a $4.3 million increase in the average balance. The increase in the average balance of loans was primarily attributable to increases in commercial real estate and commercial business loans. The decrease in the average yield on loans was primarily attributable to downward rate repricings on adjustable rate loans which comprise the majority of the Company's loan portfolio. On a combined basis, interest and dividend income on mortgage-backed and other securities increased $899,000 to $2.7 million for the three months ended December 31, 1996 from $1.8 million for the three months ended December 31, 1995. This combined increase consisted of (i) a $513,000 increase in interest on other securities, attributable to the effects of a $23.7 million increase in the average balance and a 77 basis point increase in the average yield and (ii) a $386,000 increase in interest on mortgage-backed securities, attributable to the effects of a $21.4 million increase in the average balance and a 13 basis point increase in the average yield. Interest and dividend income on other earning assets increased $55,000, reflecting both higher average balances and yields.

    Interest expense totaled $2.2 million for the three months ended December 31, 1996, an increase of $205,000 as compared to interest expense of $2.0 million for the three months ended December 31, 1995. Interest expense on deposits decreased $73,000 for the three months ended December 31, 1996 compared to the same period in the prior year. This decrease reflects the effect of a 20 basis point decrease in the average rate on interest-bearing deposits to 4.03% for the three months ended December 31, 1996 from 4.23% for the prior-year quarter, partially offset by the effect of a $2.2 million increase in average balances. The increase in average interest-bearing deposits consisted of a $3.7 million increase in average savings certificate accounts and a $5.8 million increase in average NOW, money market and club accounts, partially offset by a $7.3 million decrease in average regular savings accounts. Interest expense on borrowings increased $278,000 to $322,000 for the three months ended December 31, 1996 from $44,000 for the three months ended December 31, 1995. This increase primarily reflects the effect of a $20.8 million increase in average borrowings to $23.5 million for the three months ended December 31, 1996 from $2.7 million for the same period last year, as the Company continued to increase borrowings to leverage available capital and support further asset growth.

   The provision for loan losses was $75,000 and $100,000 for the three months ended December 31, 1996 and 1995, respectively. Net loan charge-offs were $6,000 for the three months ended December 31, 1996 (none for the three months ended December 31, 1995). Non-performing loans totaled $2.6 million at December 31, 1996, down from $2.8 million at September 30, 1996 and $3.6 million at December 31, 1995. The allowance for loan losses was $1.0 million or 1.12% of total loans at December 31, 1996, compared to $937,000 or 1.06% at September 30, 1996 and $819,000 or 0.96% at December 31, 1995. The ratio of the allowance for loan losses to non-performing loans was 38.62% at December 31, 1996, compared to 33.77% at September 30, 1996 and 22.48% a year earlier. Management estimates the allowance for loan losses based on an analysis of various factors, including the value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to absorb probable losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for losses will not be required in future periods.

  The following table sets forth certain asset quality ratios and other data at the dates indicated:



                                       December 31, 1996   September 30, 1996  December 31, 1995
                                       -----------------   ------------------  -----------------
                                                         (Dollars in thousands)
Non-performing loans                         $2,605                $2,775            $3,643

Real estate owned, net                          564                   603                 -
                                             ------                ------            ------
Total non-performing assets                  $3,169                $3,378            $3,643
                                             =======               ======            ======

Non-performing loans to total loans            2.91%                3.14%             4.33%

Non-performing assets to total assets          1.21%                1.30%             1.73%

Allowance for loan losses to:

      Non-performing loans                    38.62%               33.77%            22.48%

      Total loans                              1.12%                1.06%             0.96%


  Non-interest income increased $36,000 for the three months ended December 31, 1996 as compared to the same period in the prior year. This increase was primarily attributable to a $23,000 increase in service charges and fee income, reflecting higher transaction volume and a $14,000 increase in other non-interest income.

  Non-interest expense increased $383,000 for the three months ended December 31, 1996 as compared to the same period in the prior year. The increase is primarily attributable to an increase in compensation and benefits expense of $262,000 and an increase in other non-interest expense of $105,000. The increase in compensation and benefits expense primarily reflects recognition of costs associated with the Employee Stock Ownership Plan ($92,000) and the Management Recognition Plan ($65,000), and a $75,000 payment made to the estate of the Company's former Senior Vice President, who died during the year, in recognition of his past service to the Association. Other non-interest expense increased primarily due to increased professional fees (accounting and legal), printing, advertising and other costs associated with operations as a public company.

  Income tax expense increased $116,000 from $272,000 for the three months ended December 31, 1995 to $388,000 for the three months ended December 31, 1996, primarily reflecting higher pre-tax income.


Liquidity and Capital Resources

  The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

   The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends received from the Association, if any. The main cash flows are payments of dividends to shareholders and any repurchases of the Holding Company's common stock. During the quarter ended December 31, 1996, the Holding Company completed the repurchase of 10% of its shares under a repurchase program and 4% of its shares for awards under the Management Recognition Plan.
A total of 499,905 shares were repurchased at a cost of $6.4 million which reduced consolidated stockholders' equity.

  The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At December 31, 1996, the Association's liquidity ratio was 10.5% and its short-term liquidity ratio was 3.4%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

   The primary investing activities of the Company are the origination of real estate and other loans, and the purchase of mortgage-backed and other securities. The Company's borrowings at December 31, 1996 consist of $3.5 million in Federal Home Loan Bank advances and $19.7 million in borrowings under repurchase agreements. At December 31, 1996, the Company had the ability to obtain additional Federal Home Loan Bank advances of approximately $56.5 million.

   At December 31, 1996, the Company had outstanding loan origination commitments of $4.1 million, unadvanced home equity lines of credit of $5.1 million and undisbursed construction loans in process of $454,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1996 totaled $72.3 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

   At December 31, 1996, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 13.75% of total adjusted assets, which is above the required level of 1.5%; core capital of 13.75% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 35.78%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.


Recent Developments

   On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Association, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Association's special assessment was $1.2 million, which was paid to the FDIC on November 27, 1996 and accrued by the Association on September 30, 1996.

   As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, SAIF insurance premiums will range from 0 to 27 basis points per $100 of domestic deposits. Additionally, the FDIC has imposed a Financing Corporation ("FICO") assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on Bank Insurance Fund ("BIF") assessable deposits equal to 1.30 basis points per $100 of domestic deposits for the same period.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

       None

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

        (a) On October 30, 1996, the Company held a Special Meeting of Stockholders.

        (b)  At the meeting, stockholders voted on the following matters:

        (i)   The approval of the 1996 Stock Option and Incentive plan; and

                                                         BROKER
        VOTES:         FOR       AGAINST     ABSTAIN    NON-VOTES
        -----          ---       -------     -------    ---------

                    2,234,609    215,554     187,454      4,001

        (ii)  The approval of the 1996 Management Recognition Plan.


                                                         BROKER
        VOTES:         FOR       AGAINST     ABSTAIN    NON-VOTES
        -----          ---       -------     -------    ---------
                    2,119,974    330,760     190,884          0


Item 5. Other Information

        None

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


                                        YONKERS FINANCIAL CORPORATION
                                        -----------------------------
                                         (Registrant)


Date: February 12, 1997                  /s/  Richard F. Komosinski
      -----------------                  --------------------------
                                         Richard F. Komosinski,
                                         President and Director
                                         (Duly Authorized Officer)


Date: February 12, 1997                  /s/  Joseph D. Roberto
     ------------------                  -----------------------
                                         Joseph D. Roberto
                                         Vice President & Treasurer
                                         (Principal Financial Officer)