Form 10-Q
period 1997-03-31
YONKERS FINANCIAL CORP
filed 1997-05-15
CIK 1005508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock             Number of Shares Outstanding, March 31, 1997
-----------------------             --------------------------------------------

       $.01 Par Value                                3,179,750

                         YONKERS FINANCIAL CORPORATION

                                      INDEX
                                      -----


                                                                          Page
                                                                         Number
                                                                         ------

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)


          Consolidated Balance Sheets at March 31, 1997 and
          September 30, 1996 .............................................    1

          Consolidated Statements of Income for the Three and Six
          Months Ended March 31, 1997 and 1996 ...........................    2

          Consolidated Statement of Changes in Stockholders' Equity
          for the Six Months Ended March 31, 1997 ........................    3

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 31, 1997 and 1996 ..................................    4

          Notes to Consolidated Financial Statements......................    5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................    8

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................   18

Item 2.   Changes in Securities ..........................................   18

Item 3.   Defaults Upon Senior Securities ................................   18

Item 4.   Submission of Matters to a Vote of Security Holders ............   18

Item 5.   Other Information ..............................................   18

Item 6.   Exhibits and Reports on Form 8-K ...............................   18

          Signature Page .................................................   19


Part I, Item 1.


                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                        At March 31, 1997    At September 30, 1996
                                                                        -----------------    ---------------------
ASSETS
Cash and due from banks                                                            $2,386                   $2,152
Short-term investments                                                              4,040                   10,348
Securities:
     Held to maturity, at amortized cost (fair value of $85,088
       at March 31, 1997 and $94,162 at September 30, 1996)                        86,047                   95,007
     Available for sale, at fair value (amortized cost of $93,676
      at March 31, 1997 and $58,855 at September 30, 1996)                         92,532                   58,552
                                                                                   ------                   ------
          Total securities                                                        178,579                  153,559
                                                                                  -------                  -------
Loans, net:
     Real estate mortgage loans                                                    84,409                   80,337
     Consumer and commercial business loans                                         7,546                    7,266
     Allowance for loan losses                                                     (1,078)                    (937)
                                                                                   -------                    -----

          Total loans, net                                                         90,877                   86,666
                                                                                   ------                   ------

Accrued interest receivable                                                         3,025                    2,449
Federal Home Loan Bank ("FHLB") stock                                               2,110                    1,065
Office properties and equipment, net                                                  913                      947
Other assets                                                                        2,471                    2,348
                                                                                    -----                    -----

          Total assets                                                           $284,401                 $259,534
                                                                                 --------                 --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                    $197,850                 $190,675
     Securities repurchase agreements                                              38,972                   10,264
     FHLB advances                                                                  3,000                    8,000
     Other liabilities                                                              1,087                    1,596
                                                                                    -----                    -----

          Total liabilities                                                       240,909                  210,535
                                                                                  -------                  -------
Stockholders' equity (Note 2):
     Preferred stock (par value $0.01 per share; 100,000
       shares authorized; none issued or outstanding)                                   -                        -
     Common stock (par value $0.01 per share: 4,500,000
       shares authorized and 3,570,750 shares issued)                                  36                       36
     Additional paid-in capital                                                    34,643                   34,596
     Common stock held by employee stock ownership plan ("ESOP")                   (2,571)                  (2,714)
     Unearned compensation for common shares awarded
       under management recognition plan ("MRP")                                   (1,265)                       -
     Treasury stock, at cost (391,000 shares)                                      (5,054)                       -
     Retained income, substantially restricted                                     18,389                   17,263
     Net unrealized loss on available-for-sale
       securities, net of taxes                                                      (686)                    (182)
                                                                                     ----                     ----

       Total stockholders' equity                                                  43,492                   48,999
                                                                                   ------                   ------

       Total liabilities and stockholders' equity                                $284,401                 $259,534
                                                                                 --------                 --------

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                        For the Three Months                For the Six Months
                                                        Ended March  31,                    Ended March  31,
                                                     -----------------------             ----------------------
                                                      1997             1996               1997             1996
                                                     -----            -----              -----            -----
Interest and dividend income:
   Loans                                            $2,002           $1,878             $3,882           $3,793
   Securities                                        3,011            1,835              5,745            3,670
   Other earning assets                                 94              100                220              171
                                                        --              ---                ---              ---

     Total interest and dividend income              5,107            3,813              9,847            7,634
                                                     -----            -----              -----            -----
Interest expense:
   Deposits                                          1,914            1,972              3,821            3,952
   Securities repurchase agreements                    441                -                694                -
   FHLB advances                                        37               29                106               73
                                                        --               --                ---               --

     Total interest expense                          2,392            2,001              4,621            4,025

                                                     -----            -----              -----            -----
       Net interest income                           2,715            1,812              5,226            3,609

Provision for loan losses                               75               50                150              150
                                                        --               --                ---              ---
       Net interest income after provision for
           loan losses                               2,640            1,762              5,076            3,459
                                                     -----            -----              -----            -----
Non-interest income:
   Service charges and fees                            196              160                380              321
   Net loss on sales of securities                     (33)               -                (34)               -
   Other                                                 2                5                 21               10
                                                         -                -                 --               --

      Total non-interest income                        165              165                367              331
                                                       ---              ---                ---              ---
Non-interest expense:
   Compensation and benefits                           809              598              1,666            1,193
   Occupancy and equipment                             182              164                348              311
   Federal deposit insurance premiums                   31              107                121              213
   Data processing service fees                        118              103                228              200
   Other                                               409              277                769              532
                                                       ---              ---                ---              ---
      Total non-interest expense                     1,549            1,249              3,132            2,449
                                                     -----            -----              -----            -----

        Income before income tax expense             1,256              678              2,311            1,341

Income tax expense                                     508              278                896              550
                                                       ---              ---                ---              ---

       Net income                                     $748             $400             $1,415             $791
                                                      ----             ----             ------             ----
       Earnings per share (Notes 3 and 4)            $0.26                               $0.48
                                                     -----                               -----

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                                                  Unearned
                                                                                                Compensation
                                                                      Additional     Common      for Shares
                                                            Common     Paid-in     Stock Held      Awarded   Treasury
                                                            Stock      Capital       by ESOP      Under MRP   Stock
                                                           -------    ----------   ----------   ----------  --------
Balance at September 30, 1996                                  $36      $34,596      ($2,714)   $   -       $   -

    Net income                                                -            -            -           -           -
    Dividends paid ($0.10 per share)                          -            -            -           -           -
    Common stock repurchased (499,905 shares)                 -            -            -           -         (6,450)
    Repurchased stock awarded under MRP (108,905 shares)      -            -            -         (1,396)      1,396
    Amortization of MRP awards                                -            -            -            131        -
    ESOP shares released for allocation (14,283 shares)       -              47          143        -           -
    Increase in net unrealized loss on
        available-for-sale securities, net of taxes           -            -            -           -           -
                                                          --------     --------     --------    --------    --------
Balance at March 31, 1997                                      $36      $34,643      ($2,571)    ($1,265)    ($5,054)
                                                          ========     ========     ========    ========    ========
                                                                         Net
                                                                      Unrealized       Total
                                                          Retained     Loss On      Stockholders
                                                           Income     Securities       Equity
                                                          --------    ----------    ------------
Balance at September 30, 1996                              $17,263        ($182)     $   48,999

    Net income                                               1,415        -               1,415
    Dividends paid ($0.10 per share)                          (289)       -                (289)
    Common stock repurchased (499,905 shares)                 -           -              (6,450)
    Repurchased stock awarded under MRP (108,905 shares)      -           -
    Amortization of MRP awards                                -           -                 131
    ESOP shares released for allocation (14,283 shares)       -           -                 190
    Increase in net unrealized loss on
        available-for-sale securities, net of taxes           -            (504)           (504)
                                                          --------     --------        --------
Balance at March 31, 1997                                  $18,389        ($686)        $43,492
                                                          ========     ========        ========

See accompanying notes to unaudited consolidated financial statements

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                              For the Six Months
                                                                                Ended March 31,
                                                                             -------------------

                                                                              1997         1996
                                                                             ------       ------
Cash flows from operating activities:
   Net income                                                               $1,415         $791
   Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                           150          150
           Accretion of deferred fees, discounts and premiums, net            (165)        (216)
           Increase in accrued interest receivable                            (576)         (44)
           Depreciation and amortization expense                                91           89
           Other adjustments, net                                             (177)        (220)
                                                                           --------     --------
               Net cash provided by operating activities                       738          550
                                                                           --------     --------
Cash flows from investing activities:
   Purchases of securities:
        Available-for-sale                                                 (45,430)      (1,166)
        Held- to-maturity                                                        -      (20,175)
   Proceeds from principal payments, maturities and calls of securities:
        Available-for-sale                                                   3,202        5,285
        Held-to-maturity                                                     8,812       15,075
   Proceeds from sales of securities:
        Available-for-sale                                                   7,377            -
        Held-to-maturity                                                       235            -
    Disbursements for loan originations                                    (11,561)      (8,109)
    Principal collections on loans                                           6,162        6,632
    Proceeds from sales of loans                                             1,105        1,145
    Proceeds from sales of real estate owned                                   244            -
    Purchase of FHLB stock                                                  (1,045)           -
    Other investing cash flows, net                                            (57)          59
                                                                           --------     --------
               Net cash used in investing activities                       (30,956)      (1,254)
                                                                           --------     --------
Cash flows from financing activities:
    Net increase in deposits                                                 7,175        6,622
    Net increase (decrease) in borrowings with
        original terms of three months or less:
            Securities repurchase agreements                                16,479            -
            FHLB advances                                                   (5,000)      (2,000)
     Proceeds from longer-term securities repurchase agreements             12,229            -
     Repayments of longer-term FHLB advances                                     -       (1,295)
     Common stock repurchased                                               (6,450)
     Dividends paid                                                           (289)           -
                                                                           --------     --------
               Net cash provided by financing activities                    24,144        3,327
                                                                           --------     --------

Net (decrease) increase in cash and cash equivalents                        (6,074)       2,623
Cash and cash equivalents at beginning of period                            12,500        3,261
                                                                           --------     --------

Cash and cash equivalents at end of period                                  $6,426       $5,884
                                                                           ========     ========
Supplemental cash flow information:
     Interest paid                                                          $4,288       $4,027
     Income taxes paid                                                         720          541
                                                                           ========     ========

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

     Yonkers Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Holding Company's principal business, subsequent to the Conversion, is the ownership of its wholly owned subsidiary, the Association. Prior to the Conversion, the Holding Company had no operations other than those of an organizational nature. Accordingly, all financial and other information for the three and six months ended March 31, 1996, as set forth herein, refers to the Association. Collectively, the Holding Company and the Association are referred to herein as the "Company".

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1997.

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

(2)  Stockholders' Equity
     --------------------

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

     On September 4, 1996, the Holding Company received approval from the OTS to repurchase up to 10% of its outstanding common stock, or 357,075 shares, for the treasury. The Holding Company completed this repurchase in the quarter ended December 31, 1996 at a total cost of $4.6 million.

     On October 30, 1996, the Company's stockholders approved (i) the Yonkers Financial Corporation 1996 Management Recognition Plan ("MRP") and (ii) the Yonkers Financial Corporation 1996 Stock Option and Incentive Plan (the "Option Plan"). The Holding Company funded the MRP in the quarter ended December 31, 1996 by purchasing 4% of its outstanding common stock, or 142,830 shares, in the open market at a total cost of $1.8 million. Grants for a total of 108,905 shares have been made to employees and directors under the MRP through March 31, 1997; the remaining 33,925 shares are included in treasury stock at March 31, 1997. Unearned compensation of $1.4 million was recorded with respect to the MRP awards and $131,000 of that amount was amortized to compensation expense during the six months ended March 31, 1997. Under the Option Plan, initial grants of 264,951 options were made during the quarter ended December 31, 1996, at an exercise price of $12.875 per share. A total of 92,124 shares are reserved for future grants under the Option Plan.

     On May, 5 1997, the Company announced that it has provided notice to the OTS of its intent to repurchase an additional 5% of the outstanding shares of common stock in the open market over a twelve month period.

(3)  Earnings Per Share
     ------------------

     Primary earnings per share is reported for periods after the Conversion, based on net income divided by the weighted average number of common shares outstanding and common stock equivalents (dilutive stock options, if any). For purposes of determining the weighted average number of common shares outstanding, only the portion of ESOP shares committed to be released to participants as of the date of the financial statements has been considered outstanding.

(4)  Accounting Standards
     --------------------

     Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires recognition of servicing rights as an asset when loans are sold with servicing retained. Other transactions included in the scope of SFAS No. 125 include securities repurchase agreements, securities lending, pledges of collateral, loan participations and in-substance defeasances of debt. SFAS No. 125 is generally effective for transactions entered into on or after January 1, 1997 and superseded SFAS No. 122, "Accounting for Mortgage

Servicing Rights," which became effective for the Company on October 1, 1996. SFAS No. 125 applies to the Company's securities repurchase agreements, which are accounted for as borrowings, and its sales of mortgage loans with servicing retained. The Company's prospective adoption of SFAS Nos. 122 and 125 during the six months ended March 31, 1997 did not have a significant impact on its financial condition or results of operations.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which requires presentation of both basic earnings per share ("EPS") and diluted EPS by all entities with complex capital structures. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As required, the Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and will restate all prior-period EPS data at that time.

Part I, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1997 and September 30, 1996

     Total assets at March 31, 1997 increased $24.9 million to $284.4 million from $259.5 million at September 30, 1996. Asset growth was funded primarily through proceeds from borrowings under securities repurchase agreements and deposit inflows, partially offset by funds used to repurchase shares of the Holding Company's common stock. Borrowings under securities repurchase agreements increased $28.7 million to $39.0 million at March 31, 1997 from $10.3 million at September 30, 1996. Deposit liabilities increased $7.2 million to $197.9 million at March 31, 1997 from $190.7 million at September 30, 1996. Funds of $6.4 million were used to repurchase 499,905 shares or 14% of the Holding Company's common stock in the open market during the quarter ended December 31, 1996, including 4% repurchased for the purpose of funding the Company's Management Recognition Plan ("MRP").

     Funds provided by borrowings and deposit growth were primarily invested in new securities and loans, while funds from existing short-term investments were primarily used to fund the Company's stock repurchase program. Total securities increased $25.0 million to $178.6 million at March 31, 1997 from $153.6 million at September 30, 1996. Net loans increased $4.2 million to $90.9 million at March 31, 1997 from $86.7 million at September 30, 1996. Short-term investments decreased $6.3 million to $4.0 million at March 31, 1997 from $10.3 million at September 30, 1996.

     The securities portfolio at March 31, 1997 reflects a $34.0 million increase in available-for-sale securities and a $9.0 million decrease in held-to-maturity securities, compared to September 30, 1996. The increase in available-for-sale securities primarily reflects purchases of $45.4 million (including purchases of longer term fixed rate securities funded with borrowings under repurchase agreements), partially offset by $3.2 million in principal payments, maturities and calls and $7.4 million in proceeds from sales. Consequently, the Company's interest rate risk as measured by the sensitivity of its net portfolio value to instantaneous interest rate changes may have increased as a result of funding these purchases with shorter term borrowings. The decrease in held-to-maturity securities primarily reflects principal payments, maturities and calls of $8.8 million. Available-for-sale securities represented 51.8% of the total securities portfolio at March 31, 1997, compared to 38.1% at September 30, 1996. Management has increased the level of available-for-sale securities to enhance the Company's overall financial flexibility, including the ability to reposition the portfolio or reduce borrowings in response to changes in interest rates and other market conditions.

     The $4.2 million increase in net loans reflects increases of $2.0 million in one-to four-family mortgage loans, $1.8 million in commercial real estate loans, $508,000 in multi-family loans, and $280,000 in consumer and commercial business loans. These increases were partially offset by a decrease of $806,000 in construction loans and an increase of $141,000 in the allowance for loan losses.

     Borrowings at March 31, 1997 reflect a $28.7 million increase in securities repurchase agreements to $39.0 million, compared to $10.3 million at September 30, 1996, partially offset by a $5.0 million decrease in FHLB advances to $3.0 million compared to $8.0 million at September 30, 1996. The Company began to utilize repurchase agreements during the quarter ended September 30, 1996 as a means of leveraging available capital to support further asset growth ( primarily available-for-sale securities) and increase net interest income. For information regarding the terms of the repurchase agreements, see "Liquidity and Capital Reserves".

     Stockholders' equity decreased $5.5 million, from $49.0 million at September 30, 1996 to $43.5 million at March 31, 1997. The decrease is primarily attributable to common share repurchases at a total cost of $6.4 million and a $504,000 increase in the after-tax net unrealized loss on available-for-sale securities, partially offset by net earnings of $1.1 million retained after dividends. A total of 499,905 shares were repurchased in the quarter ended December 31, 1996 at an average cost of $12.90 per share. Of this total, 108,905 repurchased shares with a cost of $1.4 million were awarded under the MRP through March 31, 1997, and 391,000 shares were held as treasury stock at the end of the current quarter. The ratio of stockholders' equity to total assets at March 31, 1997 was 15.29% as compared to 18.88% at September 30, 1996. The book value per share was $13.68 at March 31, 1997 and $13.72 at September 30, 1996 (computed based on total shares issued less treasury shares).

     Total non-performing assets decreased $1.3 million, from $3.4 million at September 30, 1996 to $2.1 million at March 31, 1997, as a result of a $1.1 million reduction in non-accrual loans past due ninety days or more and a $244,000 reduction in net real estate owned. The ratio of non-performing assets to total assets decreased to 0.73% at March 31, 1997 from 1.30% at September 30, 1996. The allowance for loan losses was $1.1 million or 1.17% of total loans at March 31, 1997, compared to $937,000 or 1.06% at September 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 62.57% at March 31, 1997, compared to 33.77% at September 30, 1996.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 1997 and 1996

     Net income for the three months ended March 31, 1997 was $748,000 (or $0.26 per common share) compared to $400,000 for the same period in 1996. The $348,000 increase in net income was primarily attributable to a $903,000 increase in net interest income, partially offset by a $300,000 increase in non-interest expense and a $230,000 increase in income tax expense.

     Net interest income increased $903,000 to $2.7 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996. The increase in net interest income is primarily attributable to the positive effect of an increase in average earning assets reflecting reinvestment of the stock offering proceeds since April 1996, as well as reinvestment of proceeds from borrowings and deposit growth. The interest rate spread increased to 3.35% for the current quarter compared to 3.18% for the quarter ended March 31, 1996, while the net interest margin widened to 4.03% in the current quarter from 3.50% in the year-ago period.

     Interest and dividend income totaled $5.1 million for the three months ended March 31, 1997, an increase of $1.3 million compared to interest and dividend income of $3.8 million for the three months ended March 31, 1996. This increase reflects the effect of a $62.4 million increase in total average interest-earning assets and a 22 basis point increase in the average yield on such assets to 7.58% for the three months ended March 31, 1997 from 7.36% for the same period in the prior year. Interest income on loans increased $124,000 for the three months ended March 31, 1997 compared to the same period in the prior year. This increase reflects the effect of a $6.1 million increase in the average loan portfolio, partially offset by the effect of a 5 basis point decrease in the average yield. The increase in the average loan portfolio was primarily attributable to increases in one-to-four family residential loans, commercial real estate loans and commercial business loans.

     On a combined basis, interest and dividend income on mortgage-backed and other securities increased $1.2 million to $3.0 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996. This combined increase consisted of (i) a $663,000 increase in interest on other securities, attributable to the effects of a $29.9 million increase in the average balance and a 94 basis point increase in the average yield, and (ii) a $513,000 increase in interest on mortgage-backed securities, attributable to the effects of a $26.7 million increase in the average balance and a 36 basis point increase in the average yield. The increase in the average yields on other securities and mortgage-backed securities reflects recent purchases at higher yields. Interest and dividend income on other earning assets decreased $6,000, reflecting slightly lower average balances and yields.

     Interest expense totaled $2.4 million for the three months ended March 31, 1997, an increase of $391,000 compared to interest expense of $2.0 million for the three months ended March 31, 1996. Interest expense on deposits decreased $58,000 for the three months ended March 31, 1997 compared to the same period in the prior year. This decrease reflects the effect of an 18 basis point decrease in the average rate on interest-bearing deposits to 3.97% for the three months ended March 31, 1997 from 4.15% for the prior-year quarter, partially offset by the effect of a $2.7 million increase in average balances. The increase in average interest-bearing deposits consisted of a $3.5 million increase in average savings certificate accounts and a $4.7 million increase in average NOW, money market and club accounts, partially offset by a $5.5 million decrease in average regular savings accounts. Interest expense on borrowings increased $449,000 to

$478,000 for the three months ended March 31, 1997 from $29,000 for the three months ended March 31, 1996. This increase primarily reflects the effect of a $32.3 million increase in average borrowings to $33.9 million for the three months ended March 31, 1997 from $1.6 million for the same period last year, as the Company continued to increase borrowings to leverage available capital and support further asset growth.

     The provision for loan losses was $75,000 and $50,000 for the three months ended March 31, 1997 and 1996, respectively. Loan charge-offs were $9,000 and recoveries were $6,000 during the three months ended March 31, 1997, compared to $18,000 in charge-offs and $77,000 in recoveries during the same period in 1996. Non-performing loans totaled $1.7 million at March 31, 1997, down from $2.8 million at September 30, 1996 and $3.5 million at March 31, 1996. The decrease in non-performing loans was primarily a result of returning certain loans to accruing status during the current quarter due to collections received and management's judgment that these loans will continue to perform. The decrease also reflects the payoff of a $232,000 construction loan on a two-family residence in Yonkers, New York as a result of the sale of the property. The allowance for loan losses was $1.1 million or 1.17% of total loans at March 31, 1997, compared to $937,000 or 1.06% at September 30, 1996 and $928,000 or 1.08%
at March 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 62.57% at March 31, 1997, compared to 33.77% at September 30, 1996 and 26.77% a year earlier.

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

     The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                       March 31, 1997    September 30, 1996   March 31, 1996
                                                      ---------------    ------------------   --------------
                                                                       (Dollars in thousands)

Non-performing loans                                       $1,723              $2,775              $3,466

Real estate owned, net                                        359                 603                 -
                                                          -------              ------              ------
Total non-performing assets                                $2,082              $3,378              $3,466
                                                          =======              ======              ======

Non-performing loans to total loans                         1.85%               3.14%               4.12%

Non-performing assets to total assets                       0.73%               1.30%               1.63%

Allowance for loan losses to:

      Non-performing loans                                 62.57%              33.77%              26.77%

      Total loans                                           1.17%               1.06%               1.08%

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures (principally loans in the commercial mortgage, multi-family, construction and land loan portfolios). SFAS No. 114 does not apply to smaller-balance homogeneous loans in the Company's one- to four-family mortgage and consumer loan portfolios. The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage, construction and land loans totaling $740,000 at March 31, 1997 and $975,000 at September 30, 1996. All of these loans were collateral-dependent loans measured based on the fair value of the collateral in accordance with SFAS No. 114. The Company determines the need for an allowance for impairment under SFAS No. 114 on a loan-by-loan basis. At March 31, 1997 and September 30, 1996, such an allowance was not required with respect to the Company's impaired loans due to the sufficiency of the related collateral values. The average recorded investment in impaired loans was $897,000 for the six months ended March 31, 1997. Interest income recognized on impaired loans (while such loans were considered to be impaired) was not significant for the six months ended March 31, 1997.

     Non-interest income was $165,000 for each of the three-month periods ended March 31, 1997 and 1996. An increase in service charges and fee income of $36,000 was offset by a net loss of $33,000 on sales of securities in the current quarter and a $3,000 decrease in other non-interest income. The increase in service charges and fee income primarily reflects increases in volume. The net loss on securities primarily reflects realized losses on sales of available-for-sale securities.

     Non-interest expense increased $300,000 to $1.5 million for the three months ended March 31, 1997 as compared to $1.2 million for the same period in the prior year. The increase is primarily attributable to an increase in compensation and benefits expense of $211,000 and an increase in other non-interest expense of $132,000, partially offset by a $76,000 decrease in federal deposit insurance premiums. The increase in compensation and benefits expense primarily reflects recognition in the current quarter of costs associated with the Employee Stock Ownership Plan ($98,000) and the Management Recognition Plan ($67,000), as well as an increase in the number of employees. The increase in other non-interest expense is primarily attributable to additional advertising expense and costs associated with operations as a public company. The decrease in federal deposit insurance premiums reflects lower deposit insurance rates applicable to the Association subsequent to the recapitalization of the Savings Association Insurance Fund ("SAIF"). Effective January 1, 1997, SAIF insurance premiums range from 0 to 27 basis points per $100 of domestic deposits , compared to 23 basis points for all institutions prior to the recapitalization of SAIF. The FDIC has imposed a Financing Corporation ("FICO") assessment on all SAIF-assessable deposits for the first semi-annual period of calendar 1997 equal to 6.48 basis points per $100 of domestic deposits.

     Income tax expense increased $230,000 from $278,000 for the three months ended March 31, 1996 to $508,000 for the three months ended March 31, 1997, primarily reflecting higher pre-tax income.


Comparison of Operating Results for the Six-Month Periods Ended March 31, 1997 and 1996

     Net income for the six months ended March 31, 1997 was $1.4 million (or $0.48 per common share) compared to $791,000 for the six-month period ended March 31, 1996. The $624,000 increase in net income was primarily attributable to a $1.6 million increase in net interest income, partially offset by a $683,000 increase in non-interest expense and a $346,000 increase in income tax expense.

     Net interest income increased $1.6 million to $5.2 million for the six months ended March 31, 1997 from $3.6 million for the six months ended March 31, 1996. The increase in net interest income is primarily attributable to the positive effect of an increase in average earning assets reflecting reinvestment of the stock offering proceeds since April 1996, as well as reinvestment of proceeds from borrowings and deposit growth. The interest rate spread increased to 3.27% for the current six-month period compared to 3.18% for the six months ended March 31, 1996, while the net interest margin widened to 3.97% in the current period from 3.50% in the year-ago period.

     Interest and dividend income totaled $9.8 million for the six months ended March 31, 1997, an increase of $2.2 million compared to interest and dividend income of $7.6 million for the six months ended March 31, 1996. This increase reflects a $56.5 million increase in total average interest-earning assets and a 10 basis point increase in the average yield on such assets to 7.49% for the six months ended March 31, 1997 from 7.39% for the same period in the prior year. Interest income on loans increased $89,000 for the six months ended March 31, 1997 compared to the same period in the prior year. This increase reflects the effect of a $5.2 million increase in the average loan portfolio, partially offset by the effect of a 32 basis point decrease in the average yield. The decrease in the average yield on loans was primarily attributable to downward rate repricings on adjustable rate loans which comprise the majority of the Company's loan portfolio. The increase in the average balance of loans was primarily attributable to increases in one- to four- family residential loans, commercial real estate loans and commercial business loans.

     On a combined basis, interest and dividend income on mortgage-backed and other securities increased $2.0 million to $5.7 million for the six months ended March 31, 1997 from $3.7 million for the six months ended March 31, 1996. This combined increase consisted of (i) a $1.2 million increase in interest on other securities, attributable to the effects of a $25.8 million increase in the average balance and a 95 basis point increase in the average yield, and (ii) an $898,000 increase in interest on mortgage-backed securities, attributable to the effects of a $24.1 million increase in the average balance and a 25 basis point increase in the average yield. Interest and dividend income on other earning assets increased $49,000, reflecting higher average balances and yields.

     Interest expense totaled $4.6 million for the six months ended March 31, 1997, an increase of $596,000 compared to interest expense of $4.0 million for the six months ended March 31, 1996. Interest expense on deposits decreased $131,000 for the six months ended March 31, 1997 compared to the same period in the prior year. This decrease reflects the effect of a 19 basis point decrease in the average rate on interest-bearing deposits to 4.00% for the six months ended March 31, 1997 from 4.19% for the prior year's equivalent period, partially offset by the effect of a $2.5 million increase in average balances. The increase in average interest-bearing deposits consisted of a $3.6 million increase in average savings certificate accounts and a $5.2 million increase in average NOW, money market and club accounts, partially offset by a $6.3 million decrease in average regular savings accounts. Interest expense on borrowings increased $727,000 to $800,000 for the six months ended March 31, 1997 from $73,000 for the six months ended March 31, 1996. This increase primarily reflects the effect of a $25.7 million increase in average borrowings to $28.1 million for the six months ended March 31, 1997 from $2.4 million for the same period last year, as the Company continued to increase borrowings to leverage available capital and support further asset growth.

     The provision for loan losses was $150,000 for each of the six-month periods ended March 31, 1997 and 1996. Net charge-offs were $9,000 during the six months ended March 31, 1997 compared to net recoveries of $59,000 for the six months ended March 31, 1996.

     Non-interest income for the six months ended March 31, 1997 increased $36,000 to $367,000 from $331,000 for the six months ended March 31, 1996. The increase is primarily attributable to an increase in service charges and fee income of $59,000, partially offset by a net loss of $34,000 on sales of securities in the current year. The increase in service charges and fee income primarily reflects increases in volume.

     Non-interest expense increased $683,000 to $3.1 million for the six months ended March 31, 1997 as compared to $2.4 million for the same period in the prior year. The increase is primarily attributable to an increase in compensation and benefits expense of $473,000 and an increase in other non-interest expense of $237,000, partially offset by a $92,000 decrease in federal deposit insurance premiums. The increase in compensation and benefits expense primarily reflects current-period costs associated with the Employee Stock Ownership Plan ($189,000) and the Management Recognition Plan ($131,000), as well as a $75,000 payment made to the estate of the Company's former Senior Vice President, who died last year, in recognition of his past service to the Association. The remaining increase in compensation and benefits expense is primarily attributable to an increase in the number of employees. The increase in other non-interest expense is primarily attributable to additional advertising expense and costs associated with operations as a public company. The decrease in federal deposit insurance premiums reflects lower deposit insurance rates applicable to the Association subsequent to the recapitalization of the SAIF.

     Income tax expense increased $346,000 from $550,000 for the six months ended March 31, 1996 to $896,000 for the six months ended March 31, 1997, primarily reflecting higher pre-tax income.


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

     The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends received from the Association, if any. The main cash flows are payments of dividends to shareholders and any repurchases of the Holding Company's common stock. During the quarter ended December 31, 1996, the Holding Company completed the repurchase of 10% of its shares under a repurchase program and 4% of its shares for awards under the Management Recognition Plan. A total of 499,905 shares were repurchased at a cost of $6.4 million.

     The Association is required to maintain an average daily balance of total liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required total liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At March 31, 1997, the Association's total liquidity ratio was 8.0% and its short-term liquidity ratio was 3.0%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

     The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. The Company's borrowings at March 31, 1997 consist of $39.0 million in borrowings under securities repurchase agreements and $3.0 million in FHLB advances. At March 31, 1997, the Company had the ability to obtain additional FHLB advances of approximately $66.0 million.

     At March 31, 1997, the Company had outstanding loan origination commitments of $7.2 million, unadvanced home equity lines of credit of $4.7 million and undisbursed construction loans in process of $609,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1997 totaled $76.1 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     In securities repurchase agreements, the Company borrows funds through the sale of securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as financing transactions since it maintains effective control over the securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's available-for-sale securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the six months ended March 31, 1997, the average borrowings under these agreements amounted to $24.5 million and the maximum month-end balance outstanding was $39.0 million. Information concerning outstanding repurchase agreements with the FHLB of New York as of March 31, 1997 is summarized as follows:

                              Repurchase Borrowings
   ------------------------------------------------------------------------
                                              Accrued             Weighted            Fair Value of
   Remaining Term                             Interest            Average         Collateral Securities
    to Maturity             Amount           Payable (1)            Rate               Sold (2) (3)
    -----------             ------           -----------            ----              -------------
                                           (Dollars in thousands)
   Under 30 days           $14,694              $157                5.43%                $15,089
   30 to 90 days            12,049                47                5.68                  12,335
   Over 90 days             12,229               148                6.12                  12,540
                           -------              ----                                     -------

          Total            $38,972              $352                5.72%                $39,964
                           =======              ====                =====                =======

(1)  Included in other liabilities on the consolidated balance sheet.
(2) Represents the fair value of the available-for-sale securities which were sold to the counterparty, plus accrued interest receivable of $603,000. The collateral securities sold consist of mortgage-backed securities and other debt securities with fair values of $29.5 million and $9.9 million, respectively.
(3) In order to satisfy subsequent margin requirements, held-to-maturity securities with a carrying value of $2.0 million and a fair value of $2.1 million have also been pledged as collateral.


     At March 31, 1997, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 12.9% of total adjusted assets, which is above the required level of 1.5%; core capital of 12.9% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 35.2%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

                  Exhibit No.                               Name
                  ----------                                ----
                      27                          Financial Data Schedule

         (b)  Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       YONKERS FINANCIAL CORPORATION
                                       -----------------------------
                                       (Registrant)


Date:  May 15, 1997                    /s/  Richard F. Komosinski
                                       --------------------------
                                       Richard F. Komosinski,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  May 15, 1997                    /s/  Joseph D. Roberto
                                       -----------------------
                                       Joseph D. Roberto
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)