Form 10-Q
period 1997-06-30
YONKERS FINANCIAL CORP
filed 1997-08-14
CIK 1005508

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-Q
(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the transition period from             to
                                        ----------    ----------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock              Number of Shares Outstanding, June 30, 1997
-----------------------              -------------------------------------------

    $.01 Par Value                                      3,035,750

                          YONKERS FINANCIAL CORPORATION

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

                          PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets at June 30, 1997 and
           September 30, 1996..............................................   1
           Consolidated Statements of Income for the Three and Nine
           Months Ended June 30, 1997 and 1996 ............................   2
           Consolidated Statement of Changes in Stockholders' Equity
           for the Nine Months Ended June 30, 1997 ........................   3
           Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 1997 and 1996 ...................................   4
           Notes to Consolidated Financial Statements......................   5
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................   8
Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk ....................................................   17

                           PART II. OTHER INFORMATION
Item 1.    Legal Proceedings ..............................................   18
Item 2.    Changes in Securities ..........................................   18
Item 3.    Defaults Upon Senior Securities ................................   18
Item 4.    Submission of Matters to a Vote of Security Holders ............   18
Item 5.    Other Information ..............................................   18
Item 6.    Exhibits and Reports on Form 8-K ...............................   18
           Signature Page .................................................   19


Explanatory Note: This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

Part I. Item 1.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                          At June 30, 1997              At September 30, 1996
                                                                          ----------------              ---------------------
ASSETS

Cash and due from banks                                                             $3,257                             $2,152
Short-term investments                                                               1,858                             10,348
Securities:
     Available for sale, at fair value (amortized cost of $88,038
      at June 30, 1997 and $58,855 at September 30,1996)                            88,230                             58,552
     Held to maturity, at amortized cost (fair value of $83,290
       at June 30, 1997 and $94,162 at September 30, 1996)                          83,276                             95,007
                                                                                   -------                             ------
          Total securities                                                         171,506                            153,559
                                                                                  --------                            -------

Loans, net:
     Real estate mortgage loans                                                     97,196                             80,337
     Consumer and commercial business loans                                          7,699                              7,266
     Allowance for loan losses                                                      (1,075)                              (937)
                                                                                    ------                               ----

          Total loans, net                                                         103,820                             86,666
                                                                                   -------                             ------

Accrued interest receivable                                                          2,740                              2,449
Federal Home Loan Bank ("FHLB") stock                                                2,193                              1,065
Office properties and equipment, net                                                   895                                947
Other assets                                                                         1,820                              2,348
                                                                                     -----                              -----

          Total assets                                                            $288,089                           $259,534
                                                                                  ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                     $204,156                           $190,675
     Securities repurchase agreements                                               38,859                             10,264
     FHLB advances                                                                   1,000                              8,000
     Other liabilities                                                               1,160                              1,596
                                                                                     -----                              -----

          Total liabilities                                                        245,175                            210,535
                                                                                   -------                            -------

Stockholders' equity (Note 2):
     Preferred stock (par value $0.01 per share; 100,000
       shares authorized; none issued or outstanding)                                    -                                  -
     Common stock (par value $0.01 per share: 4,500,000
       shares authorized and 3,570,750 shares issued)                                   36                                 36
     Additional paid-in capital                                                     34,679                             34,596
     Common stock held by employee stock ownership plan ("ESOP")                    (2,500)                            (2,714)
     Common stock awarded under management recognition plan ("MRP")                 (1,195)                                 -
     Treasury stock, at cost (535,000 shares)                                       (7,256)                                 -
     Retained income, substantially restricted                                      19,035                             17,263
     Net unrealized gain (loss) on available-for-sale
       securities, net of taxes                                                        115                               (182)
                                                                                       ---                               ----

       Total stockholders' equity                                                   42,914                             48,999
                                                                                    ------                             ------

       Total liabilities and stockholders' equity                                 $288,089                           $259,534
                                                                                  ========                           ========

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)


                                                          For the Three Months                       For the Nine Months
                                                          Ended June 30,                             Ended June 30,
                                                       ------------------------------        -----------------------------------
                                                         1997                   1996                1997                   1996
                                                       ------                 ------              ------                 ------
Interest and dividend income:
   Loans                                               $2,132                 $1,815              $6,014                 $5,608
   Securities                                           3,107                  2,067               8,852                  5,737
   Other earning assets                                   100                    385                 320                    556
                                                          ---                    ---                 ---                    ---
     Total interest and dividend income                 5,339                  4,267              15,186                 11,901
                                                        -----                  -----              ------                 ------
Interest expense:
   Deposits                                             1,992                  1,939               5,813                  5,891
   Securities repurchase agreements                       567                      -               1,261                      -
   FHLB advances                                           29                     15                 135                     88
                                                           --                     --                 ---                     --
     Total interest expense                             2,588                  1,954               7,209                  5,979
                                                        -----                  -----               -----                  -----

       Net interest income                              2,751                  2,313               7,977                  5,922

Provision for loan losses                                  75                    237                 225                    387
                                                           --                    ---                 ---                    ---

       Net interest income after provision for
           loan losses                                  2,676                  2,076               7,752                  5,535
                                                        -----                  -----               -----                  -----

Non-interest income:
   Service charges and fees                               205                    174                 585                    495
   Net loss on sales of securities                        (18)                     -                 (52)                     -
   Other                                                   12                     (1)                 33                      9
                                                           --                     ---                 --                      -

      Total non-interest income                           199                    173                 566                    504
                                                          ---                    ---                 ---                    ---

Non-interest expense:
   Compensation and benefits                              863                    662               2,529                  1,855
   Occupancy and equipment                                186                    157                 534                    468
   Federal deposit insurance premiums                      31                    110                 152                    323
   Data processing service fees                           110                    102                 338                    302
   Other                                                  379                    117               1,148                    649
                                                          ---                    ---               -----                    ---

      Total non-interest expense                        1,569                  1,148               4,701                  3,597
                                                        -----                  -----               -----                  -----

        Income before income tax expense                1,306                  1,101               3,617                  2,442

Income tax  expense                                       513                    469               1,409                  1,019
                                                          ---                    ---               -----                  -----

       Net income                                        $793                   $632              $2,208                 $1,423
                                                         ====                   ====              ======                 ======

       Earnings per share (Notes 3 and 4)               $0.27                  $0.19               $0.75
                                                        =====                  =====               =====

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                     Common
                                                    Additional      Common           Stock
                                      Common         Paid-in      Stock Held        Awarded         Treasury      Retained
                                       Stock         Capital        by ESOP        Under MRP          Stock        Income
                                    ------------  -------------  --------------  ---------------  ------------  -------------
Balance at September 30, 1996               $36        $34,596         ($2,714)         $ -           $ -            $17,263

    Net income                           -               -               -                -             -              2,208
    Dividends paid
     ($0.15 per share)                   -               -               -                -             -               (436)
    Common stock repurchased
     (643,905 shares)                    -               -               -                -            (8,652)       -
    Repurchased stock awarded
     under MRP (108,905 shares)          -               -               -               (1,396)        1,396        -
    Amortization of MRP awards           -               -               -                  201         -            -
    ESOP shares released for
      allocation (21,425 shares)         -                  83             214            -             -            -
    Change in net unrealized gain
      (loss) on available-for-sale
      securities, net of taxes           -               -               -                -             -            -
                                    ------------  -------------  --------------  ---------------  ------------  -------------
Balance at June 30, 1997                    $36        $34,679         ($2,500)         ($1,195)      ($7,256)       $19,035
                                    ============  =============  ==============  ===============  ============  =============


                                            Net
                                         Unrealized             Total
                                        Gain (Loss)          Stockholders'
                                       on Securities            Equity
                                      -----------------    -----------------
Balance at September 30, 1996                    ($182)      $       48,999

    Net income                               -                        2,208
    Dividends paid
     ($0.15 per share)                       -                         (436)
    Common stock repurchased
     (643,905 shares)                        -                       (8,652)
    Repurchased stock awarded
     under MRP (108,905 shares)              -                          -
    Amortization of MRP awards               -                          201
    ESOP shares released for
      allocation (21,425 shares)             -                          297
    Change in net unrealized gain
      (loss) on available-for-sale
      securities, net of taxes                     297                  297
                                      -----------------    -----------------
Balance at June 30, 1997                          $115              $42,914
                                      =================    =================

See accompanying notes to unaudited consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                        For the Nine Months
                                                                                        Ended June 30,
                                                                                ---------------------------------

                                                                                       1997                     1996
                                                                                  ---------                ---------
Cash flows from operating activities:
   Net income                                                                        $2,208                    $1,423
   Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                    225                       387
           Accretion of deferred fees, discounts and premiums, net                     (232)                     (349)
           Increase in accrued interest receivable                                     (291)                     (272)
           Depreciation and amortization expense                                        141                       139
           Other adjustments, net                                                       (55)                      132
                                                                                ------------            --------------
               Net cash provided by operating activities                              1,996                     1,460
                                                                                ------------            --------------


Cash flows from investing activities:
   Purchases of securities:
        Available-for-sale                                                          (46,735)                  (25,687)
        Held-to-maturity                                                                  -                   (20,175)
   Proceeds from principal payments, maturities and calls of securities:
        Available-for-sale                                                            3,762                     5,578
        Held-to-maturity                                                             11,608                    20,865
   Proceeds from sales of securities:
        Available-for-sale                                                           13,739                         -
        Held-to-maturity                                                                235                         -
    Disbursements for loan originations                                             (28,087)                  (12,748)
    Principal collections on loans                                                    9,413                     9,243
    Proceeds from sales of loans                                                      1,479                     1,696
    Proceeds from sales of real estate owned                                            434                         -
    Purchases of FHLB stock                                                          (1,128)                        -
    Other investing cash flows, net                                                     (89)                     (302)
                                                                                ------------            --------------
               Net cash used in investing activities                                (35,369)                  (21,530)
                                                                                ------------            --------------

Cash flows from financing activities:
    Net increase in deposits                                                         13,481                     4,732
    Net increase (decrease) in borrowings with
          original tems of three months or less:
               Securities repurchase agreements                                      16,366                         -
               FHLB advances                                                         (7,000)                   (3,295)
    Proceeds from longer-term securities repurchase agreements                       12,229                         -
    Net proceeds from sale of common stock                                                -                    34,627
    Common stock purchased by ESOP                                                        -                    (2,857)
    Common stock repurchased                                                         (8,652)                        -
    Dividends paid                                                                     (436)                        -
                                                                                ------------            --------------
               Net cash provided by financing activities                             25,988                    33,207
                                                                                ------------            --------------

Net (decrease) increase  in cash and cash equivalents                                (7,385)                   13,137
Cash and cash equivalents at beginning of period                                     12,500                     3,261
                                                                                ------------            --------------

Cash and cash equivalents at end of period                                           $5,115                   $16,398
                                                                                ============            ==============

Supplemental information:
     Interest paid                                                                   $6,789                    $5,979
     Income taxes paid                                                                1,340                       706
                                                                                ============            ==============

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

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1997.

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

     On October 30, 1996, the Company's stockholders approved (i) the Yonkers Financial Corporation 1996 Management Recognition Plan ("MRP") and (ii) the Yonkers Financial Corporation 1996 Stock Option and Incentive Plan (the "Option Plan"). The Holding Company funded the MRP in the quarter ended December 31, 1996 by purchasing 4% of its outstanding common stock, or 142,830 shares, in the open market at a total cost of $1.8 million. Grants for a total of 108,905 shares have been made to employees and directors under the MRP through June 30, 1997; the remaining 33,925 shares are included in treasury stock at June 30, 1997. Unearned compensation of $1.4 million was recorded with respect to the MRP awards and $201,000 of that amount was amortized to compensation expense during the nine months ended June 30, 1997. Under the Option Plan, initial grants of 264,951 options were made during the quarter ended December 31, 1996, at an exercise price of $12.875 per share. A total of 92,124 shares are reserved for future grants under the Option Plan.

     On May 1, 1997, the Company received approval from the OTS to repurchase up to 5% of the outstanding shares of common stock in the open market over a twelve month period. Through June 30, 1997, the Company repurchased 144,000 shares of the 158,987 approved shares at a total cost of $2.2 million.

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

(4)  Accounting Standards
     --------------------

     Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires recognition of servicing rights as an asset when loans are sold with servicing retained. Other transactions included in the scope of SFAS No. 125 include securities repurchase agreements, securities lending, pledges of collateral, loan participations and in-substance defeasances of debt. SFAS No. 125 is generally effective for transactions entered into on or after January 1, 1997 and superseded SFAS No. 122, "Accounting for Mortgage

Servicing Rights," which became effective for the Company on October 1, 1996. SFAS No. 125 applies to the Company's securities repurchase agreements, which are accounted for as borrowings, and its sales of mortgage loans with servicing retained. The Company's prospective adoption of SFAS Nos. 122 and 125 during the nine months ended June 30, 1997 did not have a significant impact on its financial condition or results of operations.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which requires presentation of both basic earnings per share ("EPS") and diluted EPS by all entities with complex capital structures. Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As required, the Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and will restate all prior-period EPS data at that time.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized gain or loss on available-for-sale securities. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Management does not anticipate that the adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB also issued SFAS No. 113, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS No. 131 requires public companies to report (1) certain financial and descriptive information about its reportable operating segments (as defined), and (2) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for periods beginning after December 15, 1997. Management does not anticipate that the adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

Part I. Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1997 and September 30, 1996

     Total assets at June 30, 1997 increased $28.6 million to $288.1 million from $259.5 million at September 30, 1996. Asset growth was funded primarily through proceeds from borrowings under securities repurchase agreements and deposit inflows, partially offset by funds used to repurchase shares of the Holding Company's common stock. Borrowings under securities repurchase agreements increased $28.6 million to $38.9 million at June 30, 1997 from $10.3 million at September 30, 1996. Deposit liabilities increased $13.5 million to $204.2 million at June 30, 1997 from $190.7 million at September 30, 1996. Funds of $8.6 million were used to repurchase 643,905 shares of the Holding Company's common stock in the open market during the nine months ended June 30, 1997, including $2.2 million for 144,000 shares repurchased in the current quarter. The total repurchases include $1.8 million or 142,830 shares repurchased in the quarter ended December 31, 1996 for purposes of the Company's Management Recognition Plan ("MRP").

     Funds provided by borrowings and deposit growth were primarily invested in new securities and loans, while funds from existing short-term investments were primarily used to fund the Company's stock repurchases. Total securities increased $17.9 million to $171.5 million at June 30, 1997 from $153.6 million at September 30, 1996. Net loans increased $17.1 million to $103.8 million at June 30, 1997 from $86.7 million at September 30, 1996. The increase in loans, which has primarily resulted from higher originations of residential mortgage loans, includes growth of $12.9 million in the quarter ended June 30, 1997. Short-term investments decreased $8.4 million to $1.9 million at June 30, 1997 from $10.3 million at September 30, 1996.

     The securities portfolio at June 30, 1997 reflects a $29.7 million increase in available-for-sale securities and an $11.7 million decrease in held-to-maturity securities, compared to September 30, 1996. The increase in available-for-sale securities primarily reflects purchases of $46.7 million (including purchases of longer term, fixed rate securities funded with borrowings under repurchase agreements), partially offset by $3.8 million in principal payments, maturities and calls and $13.7 million in proceeds from sales. The Company's interest rate risk, as measured by the sensitivity of its net portfolio value to instantaneous interest rate changes, may have increased as a result of funding these security purchases with shorter term borrowings. The decrease in held-to-maturity securities primarily reflects principal payments, maturities and calls of $11.6 million. Available-for-sale securities represented 51.4% of the total securities portfolio at June 30, 1997, compared to 38.1% at September 30, 1996. Management has increased the level of available-for-sale securities to enhance the Company's overall financial flexibility, including the ability to reposition the portfolio or reduce borrowings in response to changes in interest rates and other market conditions.

     The $17.1 million increase in net loans reflects increases of $14.2 million in one-to four-family mortgage loans, $2.6 million in commercial real estate loans, $536,000 in multi-family loans, and $433,000 in consumer and commercial business loans. These increases were partially offset by a decrease of $475,000 in construction loans and an increase of $138,000 in the allowance for loan losses.

     Borrowings at June 30, 1997 reflect a $28.6 million increase in securities repurchase agreements to $38.9 million, compared to $10.3 million at September 30, 1996, partially offset by a $7.0 million decrease in FHLB advances to $1.0 million compared to $8.0 million at September 30, 1996. The Company began to utilize repurchase agreements during the quarter ended September 30, 1996 as a means of leveraging available capital to support further asset growth (primarily available-for-sale securities) and increase net interest income. For information regarding the terms of the repurchase agreements, see "Liquidity and Capital Resources".

     Stockholders' equity decreased $6.1 million, from $49.0 million at September 30, 1996 to $42.9 million at June 30, 1997. The decrease is primarily attributable to common share repurchases at a total cost of $8.6 million, partially offset by net earnings of $1.8 million retained after dividends and an improvement of $297,000 in the after-tax net unrealized gains and losses on available-for-sale securities. A total of 643,905 shares were repurchased in the nine months ended June 30, 1997 at an average cost of $13.44 per share. Of this total, 108,905 repurchased shares with a cost of $1.4 million were awarded under the MRP through June 30, 1997, and 535,000 shares were held as treasury stock at the end of the current quarter. The ratio of stockholders' equity to total assets at June 30, 1997 was 14.90% as compared to 18.88% at September 30, 1996. The book value per share was $14.14 at June 30, 1997 and $13.72 at September 30, 1996 (computed based on total shares issued less treasury shares).

     Total non-performing assets decreased $1.8 million, from $3.4 million at September 30, 1996 to $1.6 million at June 30, 1997, as a result of a $1.5 million net reduction in non-accrual loans past due ninety days or more and a $179,000 net reduction in real estate owned. The ratio of non-performing assets to total assets decreased to 0.57% at June 30, 1997 from 1.30% at September 30, 1996. The allowance for loan losses was $1.1 million or 1.01% of total loans at June 30, 1997, compared to $937,000 or 1.06% at September 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 87.75% at June 30, 1997, compared to 33.77% at September 30, 1996.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 1997 and 1996

     Net income for the three months ended June 30, 1997 was $793,000 or $0.27 per common share compared to $632,000 or $0.19 per share for the same period in 1996. The $161,000 increase in net income was primarily attributable to a $438,000 increase in net interest income and a $162,000 decrease in the provision for loan losses, partially offset by a $421,000 increase in non-interest expense.

     Net interest income increased $438,000 to $2.8 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996. The increase is primarily attributable to the positive effect of an increase in average earning assets reflecting reinvestment of proceeds from borrowings and deposit growth. The interest rate spread increased to 3.29% for the current quarter compared to 3.05% for the quarter ended June 30, 1996, while the net interest margin widened to 3.94% in the current quarter from 3.87% in the year-ago period.

     Interest and dividend income totaled $5.3 million for the three months ended June 30, 1997, an increase of $1.0 million compared to interest and dividend income of $4.3 million for the three months ended June 30, 1996. This increase reflects the effect of a $40.7 million increase in total average interest-earning assets and a 50 basis point increase in the average yield on such assets to 7.64% for the three months ended June 30, 1997 from 7.14% for the same period in the prior year. Interest income on loans increased $317,000 for the three months ended June 30, 1997 compared to the same period in the prior year, reflecting the effect of a $10.1 million increase in the average loan portfolio and a 44 basis point increase in the average yield. The increase in the average loan portfolio was primarily attributable to increases in one-to-four family residential loans, commercial real estate loans and commercial business loans. The increase in average yield reflects the annualized effect of additional interest income recognized in the current quarter due to the collection of non-accrued interest on certain previously non-performing loans which were paid-off or returned to accruing status in the current quarter.

     On a combined basis, interest and dividend income on mortgage-backed and other securities increased $1.0 million to $3.1 million for the three months ended June 30, 1997 from $2.1 million for the three months ended June 30, 1996. This combined increase consisted of (i) a $564,000 increase in interest on other securities, attributable to the effects of a $23.6 million increase in the average balance and a 91 basis point increase in the average yield, and (ii) a $476,000 increase in interest on mortgage-backed securities, attributable to the effects of a $23.0 million increase in the average balance and a 44 basis point increase in the average yield. The higher average yields on both portfolios reflect recent purchases of longer term, fixed rate securities at higher yields. Interest and dividend income on other earning assets decreased $285,000, reflecting lower average balances and yields.

     Interest expense totaled $2.6 million for the three months ended June 30, 1997, an increase of $634,000 compared to interest expense of $2.0 million for the three months ended June 30, 1996. Interest expense on deposits increased $53,000 for the three months ended June 30, 1997 compared to the same period in the prior year. This increase reflects the effect of a $7.4 million increase in
the average balance, partially offset by a 5   basis point decrease in the
average rate on interest-bearing deposits to 4.04% for the three months ended June 30, 1997 from 4.09% for the prior-year quarter. The increase in average interest-bearing deposits consisted of a $5.9 million increase in average NOW, money market and club accounts and a $5.7 million increase in average savings certificate accounts, partially offset by a $4.3 million decrease in average regular savings accounts. Interest expense on borrowings increased $581,000 to $596,000 for the three months ended June 30, 1997 from $15,000 for the three months ended June 30, 1996. This increase primarily reflects the effect of a $40.0 million increase in average borrowings to $41.0 million for the three months ended June 30, 1997 from $1.0 million for the same period last year, as the Company continued to increase borrowings to leverage available capital and support further asset growth.

     The provision for loan losses was $75,000 and $237,000 for the three months ended June 30, 1997 and 1996, respectively. Loan charge-offs were $79,000 and recoveries were $1,000 during the three months ended June 30, 1997, compared to $310,000 in charge-offs and $7,000 in recoveries during the same period in 1996. Charge-offs in the 1996 period include $203,000 relating to the settlement of the Company's participation interest in a loan originated by the Thrift Association Service Corporation ("TASCO"). The remaining charge-offs in both periods primarily relate to transfers of foreclosed properties to real estate owned. Non-performing loans totaled $1.2 million at June 30, 1997, down from $2.8 million at September 30, 1996 and $2.7 million at June 30, 1996. The decrease in non-performing loans was primarily a result of (i) returning certain loans to accruing status due to collections received and management's judgment that these loans will continue to perform, (ii) payoffs of a $232,000 construction loan on a two-family residence and a $304,000 mortgage loan on a single-family residence as a result of the sale of these properties, and (iii) transfers of loans of $313,000 to real estate owned. The allowance for loan losses was $1.1 million or 1.01% of total loans at June 30, 1997, compared to $937,000 or 1.06% at September 30, 1996 and $862,000 or 1.00% at June 30, 1996.
The ratio of the allowance for loan losses to non-performing loans was 87.75% at June 30, 1997, compared to 33.77% at September 30, 1996 and 31.90% a year earlier.

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

     The following table sets forth certain asset quality ratios and other data at the dates indicated:



                                         June 30, 1997      September 30, 1996      June 30, 1996
                                        --------------      ------------------      -------------
                                                            (Dollars in thousands)

Non-performing loans                            $1,225             $2,775                  $2,702

Real estate owned, net                             424                603                     391

Total non-performing assets                     $1,649             $3,378                  $3,093
                                                ------             ------                  ------

Non-performing loans to total loans              1.15%              3.14%                   3.13%

Non-performing assets to total assets            0.57%              1.30%                   1.27%

Allowance for loan losses to:

      Non-performing loans                      87.75%             33.77%                  31.90%

      Total loans                                1.01%              1.06%                   1.00%

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures (principally loans in the commercial mortgage, multi-family, construction and land loan portfolios). SFAS No. 114 does not apply to smaller-balance homogeneous loans in the Company's one-to four-family mortgage and consumer loan portfolios. The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage, construction and land loans totaling $740,000 at June 30, 1997 and $975,000 at September 30, 1996. All of these loans were collateral-dependent loans measured based on the fair value of the collateral in accordance with SFAS No. 114. The Company determines the need for an allowance for impairment under SFAS No. 114 on a loan-by-loan basis. At June 30, 1997 and September 30, 1996, such an allowance was not required with respect to the Company's impaired loans due to the sufficiency of the related collateral values. The average recorded investment in impaired loans was $818,000 for the nine months ended June 30, 1997. Interest income recognized on impaired loans (while such loans were considered to be impaired) was not significant for the nine months ended June 30, 1997.

     Non-interest income for the three months ended June 30, 1997 increased $26,000 to $199,000 from $173,000 for the three months ended June 30, 1996. Increases of $31,000 in service charges and fee income and $13,000 in other non-interest income were partially offset by a net loss of $18,000 on sales of securities in the current quarter. The increase in service charges and fee income primarily reflects increases in volume. The net loss on securities primarily reflects realized losses on sales of available-for-sale securities.

     Non-interest expense increased $421,000 to $1.6 million for the three months ended June 30, 1997 as compared to $1.1 million for the same period in the prior year. The increase is primarily attributable to an increase in compensation and benefits expense of $201,000 and an increase in other non-interest expense of $262,000, partially offset by a $79,000 decrease in federal deposit insurance premiums. The increase in compensation and benefits expense primarily reflects recognition in the current quarter of costs associated with the Management Recognition Plan ($70,000) and an increase in Employee Stock Ownership Plan expenses ($38,000), as well as additional staffing. The increase in other non-interest expense is primarily attributable to additional advertising expense and costs associated with operations as a public company, as well as a non-recurring $162,000 reduction in expense reflected in the quarter ended June 30, 1996 resulting from the favorable resolution of the Company's Nationar claim. The decrease in federal deposit insurance premiums reflects lower deposit insurance rates applicable to the Association subsequent to the recapitalization of the Savings Association Insurance Fund ("SAIF") in September 1996. For calendar 1997, SAIF insurance premiums range from 0 to 27 basis points of insured deposits, compared to 23 basis points for all institutions prior to the recapitalization of SAIF. In connection with the recapitalization, a Financing Corporation ("FICO") assessment is now imposed on all SAIF-assessable deposits. For the first semi-annual period of calendar 1997, this assessment was equal to 6.48 basis points of insured deposits.

     Income tax expense increased $44,000 from $469,000 for the three months ended June 30, 1996 to $513,000 for the three months ended June 30, 1997, primarily reflecting higher pre-tax income.


Comparison of Operating Results for the Nine-Month Periods Ended June 30, 1997 and 1996

     Net income for the nine months ended June 30, 1997 was $2.2 million or $0.75 per common share compared to $1.4 million for the nine-month period ended June 30, 1996. The $784,000 increase in net income was primarily attributable to a $2.1 million increase in net interest income and a $162,000 decrease in the provision for loan losses, partially offset by a $1.1 million increase in non-interest expense and a $390,000 increase in income tax expense.

     Net interest income increased $2.1 million to $8.0 million for the nine months ended June 30, 1997 from $5.9 million for the nine months ended June 30, 1996. The increase is primarily attributable to the positive effect of an increase in average earning assets reflecting reinvestment of the stock offering proceeds since April 1996, as well as reinvestment of proceeds from borrowings and deposit growth. The interest rate spread increased to 3.28% for the current nine-month period compared to 3.13% for the nine months ended June 30, 1996, while the net interest margin widened to 3.96% in the current period from 3.63% in the year-ago period.

     Interest and dividend income totaled $15.2 million for the nine months ended June 30, 1997, an increase of $3.3 million compared to interest and dividend income of $11.9 million for the nine months ended June 30, 1996. This increase reflects a $51.2 million increase in total average interest-earning assets and a 24 basis point increase in the average yield on such assets to 7.54% for the nine months ended June 30, 1997 from 7.30% for the same period in the prior year. Interest income on loans increased $406,000 for the nine months ended June 30, 1997 compared to the same period in the prior year. This increase reflects the effect of a $6.8 million increase in the average loan portfolio, slightly offset by the effect of a 6 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to increases in one- to four- family residential loans, commercial real estate loans and commercial business loans.

     On a combined basis, interest and dividend income on mortgage-backed and other securities increased $3.1 million to $8.8 million for the nine months ended June 30, 1997 from $5.7 million for the nine months ended June 30, 1996. This combined increase consisted of (i) a $1.7 million increase in interest on other securities, attributable to the effects of a $25.0 million increase in the average balance and a 94 basis point increase in the average yield, and (ii) a $1.4 million increase in interest on mortgage-backed securities, attributable to the effects of a $23.7 million increase in the average balance and a 32 basis point increase in the average yield. The higher average yields on both portfolios reflect recent purchases of longer term, fixed rate securities at higher yields. Interest and dividend income on other earning assets decreased $236,000, reflecting lower average balances and yields.

     Interest expense totaled $7.2 million for the nine months ended June 30, 1997, an increase of $1.2 million compared to interest expense of $6.0 million for the nine months ended June 30, 1996. Interest expense on deposits decreased $78,000 for the nine months ended June 30, 1997 compared to the same period in the prior year. This decrease reflects the effect of a 14 basis point decrease in the average rate on interest-bearing deposits to 4.02% for the nine months ended June 30, 1997 from 4.16% for the prior year's equivalent period, partially offset by the effect of a $4.1 million increase in average balances. The increase in average interest-bearing deposits consisted of a $5.4 million increase in average NOW, money market and club accounts, and a $4.3 million increase in average savings certificate accounts, partially offset by a $5.6 million decrease in average regular savings accounts. Interest expense on borrowings increased $1.3 million to $1.4 million for the nine months ended June 30, 1997 from $88,000 for the nine months ended June 30, 1996. This increase primarily reflects the effect of a $30.5 million increase in average borrowings to $32.4 million for the nine months ended June 30, 1997 from $1.9 million for the same period last year, as the Company continued to increase borrowings to leverage available capital and support further asset growth.

     The provision for loan losses was $225,000 and $387,000 for nine months ended June 30, 1997 and 1996, respectively. Net charge-offs were $87,000 during the nine months ended June 30, 1997 compared to $244,000 for the nine months ended June 30, 1996.

     Non-interest income for the nine months ended June 30, 1997 increased $62,000 to $566,000 from $504,000 for the nine months ended June 30, 1996. Increases of $90,000 in service charges and fee income and $24,000 in other non-interest income were partially offset by a net loss of $52,000 on sales of securities in the current year. The increase in service charges and fee income primarily reflects increases in volume. The net loss on securities primarily reflects realized losses on sales of available-for-sale securities.

     Non-interest expense increased $1.1 million to $4.7 million for the nine months ended June 30, 1997 as compared to $3.6 million for the same period in the prior year. The increase is primarily attributable to an increase in compensation and benefits expense of $674,000, and an increase in other non-interest expense of $499,000, partially offset by a $171,000 decrease in federal deposit insurance premiums. The increase in compensation and benefits expense primarily reflects current-period costs associated with the Management Recognition Plan ($201,000) and an increase in Employee Stock Ownership Plan expenses ($227,000), as well as a $75,000 payment made to the estate of the Company's former Senior Vice President, who died last year, in recognition of his past service to the Association. The remaining increase in compensation and benefits expense is primarily attributable to an increase in staffing. The increase in other non-interest expense is primarily attributable to additional advertising expense and costs associated with operations as a public company, as well as a $162,000 reduction in expense reflected in the quarter ended June 30, 1996 resulting from the favorable resolution of the Company's Nationar claim. The decrease in federal deposit insurance premiums reflects lower deposit insurance rates applicable to the Association subsequent to the recapitalization of the SAIF.

     Income tax expense increased $390,000 from $1.0 million for the nine months ended June 30, 1996 to $1.4 million for the nine months ended June 30, 1997, primarily reflecting higher pre-tax income.


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

     The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends received from the Association, if any. The main cash flows are payments of dividends to shareholders and any repurchases of the Holding Company's common stock. During the nine months ended June 30, 1997, the Holding Company completed the repurchase of approximately 14% of its shares under repurchase programs and 4% of its shares for awards under the Management Recognition Plan. A total of 643,905 shares were repurchased at a cost of $8.6 million.

     The Association is required to maintain an average daily balance of total liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required total liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1997, the Association's total liquidity ratio was 8.1% and its short-term liquidity ratio was 3.0%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

     The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. The Company's borrowings at June 30, 1997 consist of $38.9 million in borrowings under securities repurchase agreements and $1.0 million in FHLB advances. At June 30, 1997, the Company had the ability to obtain additional FHLB advances of approximately $70.6 million.

     At June 30, 1997, the Company had outstanding loan origination commitments of $15.3 million, unadvanced home equity lines of credit of $4.3 million and undisbursed construction loans in process of $792,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1997 totaled $75.0 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     In securities repurchase agreements, the Company borrows funds through the sale of securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as financing transactions since it maintains effective control over the securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's available-for-sale securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the nine months ended June 30, 1997, the average borrowings under these agreements amounted to $29.3 million and the maximum month-end balance outstanding was $39.2 million.

Information concerning outstanding repurchase agreements with the FHLB of New York as of June 30, 1997 is summarized as follows:



                             Repurchase Borrowings

                                           Accrued        Weighted        Fair Value of
Remaining Term                             Interest       Average      Collateral Securities
 to Maturity                  Amount       Payable (1)     Rate            Sold (2) (3)
------------                  ------       ----------      ----            ------------
                                            (Dollars in thousands)
 Under 30 days                $18,530        $173         5.67%              $20,668
 30 to 90 days                  8,100         118         5.69                 8,908
 Over 90 days                  12,229         148         6.12                13,228
                              -------        ----                            -------

       Total                  $38,859        $439         5.82%              $42,804
                              =======        ====                            =======



(1)  Included in other liabilities on the consolidated balance sheet.
(2) Represents the fair value of the available-for-sale securities which were sold to the counterparty, plus accrued interest receivable of $362,000. The collateral securities sold consist of mortgage-backed securities and other debt securities with fair values of $32.3 million and $10.2 million, respectively.
(3) In order to satisfy subsequent margin requirements, held-to-maturity securities with a carrying value of $2.6 million and a fair value of $2.7 million have also been pledged as collateral.


     At June 30, 1997, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 12.6% of total adjusted assets, which is above the required level of 1.5%; core capital of 12.6% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 35.2%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.


Part I. Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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


                                        YONKERS FINANCIAL CORPORATION
                                        -----------------------------
                                         (Registrant)


Date:  August 14, 1997                   /s/  Richard F. Komosinski
                                         --------------------------
                                         Richard F. Komosinski,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  August 14, 1997                   /s/  Joseph D. Roberto
                                         -----------------------
                                         Joseph D. Roberto
                                         Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)