Form 10-K
period 1997-09-30
YONKERS FINANCIAL CORP
filed 1997-12-29
CIK 1005508

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended September 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 0-27716

                          YONKERS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              13-3870836
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  6 Executive Plaza, Yonkers, New York                             10701
---------------------------------------                         ------------
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

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 24, 1997, there were issued and outstanding 3,020,763 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 24, 1997, was approximately $48.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 1997. PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1997.

================================================================================

                          YONKERS FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               SEPTEMBER 30, 1997

                                Table of Contents

                                                                            Page
                                                                            ----
          Part I
          ----------
Item 1    Business..........................................................   3

Item 2    Properties........................................................  45

Item 3    Legal Proceedings.................................................  45

Item 4    Submission of Matters to a Vote of Security Holders...............  46

          Part II
          ----------
Item 5    Market for Registrant's Common Equity and Related Shareholder
          Matters...........................................................  46

Item 6    Selected Financial Data...........................................  46

Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  46

Item 7a   Quantitative and Qualitative Disclosures About Market Risk........  46

Item 8    Financial Statements and Supplementary Data.......................  46

Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................  46

          Part III
          ----------
Item 10   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............  47

Item 11   Executive Compensation............................................  48

Item 12   Security Ownership of Certain Beneficial Owners
             and Management.................................................  48

Item 13   Certain Relationships and Related Transactions....................  48

          Part IV
          ----------
Item 14   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.......................................................  49

          Signatures........................................................  51

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

Market Area

         The Company conducts its banking operations through its main office located at One Manor House Square, Yonkers, New York and three branch offices located in Yonkers, New York. An in-store branch located in Dutchess County, New York opened in December 1997. A corporate headquarters office is also maintained in Yonkers, New York. The Company's market area for deposits includes the City of Yonkers and surrounding communities. The Company's primary market area for its lending activities consists of communities within Westchester County and portions of Rockland, Putnam and Dutchess Counties, New York.

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

Lending Activities

         General. Historically, the Company originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. Since the mid-1980s, in order to reduce its vulnerability to changes in interest rates, the Company has also originated adjustable-rate mortgage ("ARM") loans and home equity lines of credit. During fiscal 1997, the Company began to offer a "15/1" residential mortgage loan product with a fixed rate for the first fifteen years and annual rate adjustments thereafter. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. The Company also offers multi-family and commercial real estate, consumer, construction and land loans.

         The following table sets forth the composition of the loan portfolio, by category, in dollar amounts and as a percentage of the total portfolio at the dates indicated.

                                                                               At September 30,
                                           -----------------------------------------------------------------------------------------
                                                    1997                 1996                   1995                   1994
                                           ---------------------   ------------------     ------------------     ------------------
                                                         Percent              Percent                Percent                Percent
                                              Amount    of Total   Amount    of Total     Amount    of Total     Amount    of Total
                                              ------    --------   ------    --------     ------    --------     ------    --------
                                                                           (Dollars in Thousands)
Real Estate Mortgage Loans:
  One- to four-family(1)(2)(3)............    $111,821     79.0%    $62,283     70.6%       $63,282    74.4%      $64,078     80.7%
  Multi-family............................       5,658      4.0       5,471      6.2          5,647     6.6         4,483      5.7
  Commercial..............................      11,990      8.5       9,117     10.3          6,575     7.7         3,176      4.0
  Construction............................       2,786      2.0       2,175      2.5          2,205     2.6         2,138      2.7
  Land....................................       1,814      1.3       1,934      2.2          2,112     2.5           814      1.0
                                            ----------   ------     -------   ------       --------  ------      --------   ------
     Total real estate mortgage loans.....     134,069     94.8      80,980     91.8         79,821    93.8        74,689     94.1
                                             ---------    -----     -------    -----        -------   -----       -------    -----
Other Loans:
Consumer loans:
  Home equity.............................       3,217      2.3       2,911      3.3          2,389     2.8         1,872      2.4
  Personal................................       1,666      1.1       1,632      1.8          1,734     2.0         1,704      2.2
  Automobile..............................         336      0.2         367      0.4            409     0.5           473      0.6
  Home improvement........................          82      0.1         153      0.2            209     0.2           279      0.3
  Other...................................         819      0.6         790      0.9            474     0.6           273      0.3
                                            ----------   ------    --------   ------       --------  ------      --------   ------
     Total consumer loans.................       6,120      4.3       5,853      6.6          5,215     6.1         4,601      5.8
Commercial business loans.................       1,299      0.9       1,413      1.6             56     0.1            92      0.1
                                            ----------   ------    --------   ------       --------  ------      --------   ------
     Total other loans....................       7,419      5.2       7,266      8.2          5,271     6.2         4,693      5.9
                                            ----------   ------    --------   ------       --------  ------      --------   ------
     Total loans..........................     141,488    100.0%     88,246    100.0%        85,092   100.0%       79,382    100.0%
                                                          =====                =====                  =====                  =====
Less:
 Construction loans in process............      (1,091)                (171)                   (293)                 (943)
 Allowance for loan losses................      (1,093)                (937)                   (719)                 (311)
 Net deferred loan fees...................        (184)                (472)                   (401)                 (304)
                                            ----------             --------                --------              --------
     Total loans, net.....................    $139,120              $86,666                 $83,679               $77,824
                                            ==========             ========                ========              ========

                                                      1993
                                               ------------------
                                                           Percent
                                               Amount     of Total
                                               ------     --------
                                            (Dollars in Thousands)
Real Estate Mortgage Loans:
  One- to four-family(1)(2)(3)............     $67,633     85.1%
  Multi-family............................       2,281      2.9
  Commercial..............................       2,704      3.4
  Construction............................       1,472      1.9
  Land....................................         914      1.1
                                              --------   ------
     Total real estate mortgage loans.....      75,004     94.4
                                               -------    -----
Other Loans:
Consumer loans:
  Home equity.............................       1,881      2.4
  Personal................................       1,589      2.0
  Automobile..............................         381      0.5
  Home improvement........................         326      0.4
  Other...................................          81      0.1
                                             ---------   ------
     Total consumer loans.................       4,258      5.4
Commercial business loans.................         175      0.2
                                             ---------   ------
     Total other loans....................       4,433      5.6
                                             ---------   ------
     Total loans..........................      79,437    100.0%
                                                          =====
Less:
 Construction loans in process............        (215)
 Allowance for loan losses................        (295)
 Net deferred loan fees...................        (294)
                                              --------
     Total loans, net.....................     $78,633
                                              ========

----------
(1) Includes advances under home equity lines of credit of $5.9 million, $7.3 million, $9.1 million, $10.1 million and $11.2 million, respectively, at September 30, 1997, 1996, 1995, 1994 and 1993.

(2) Includes cooperative apartment loans of $4.8 million, $5.5 million, $5.8 million, $5.9 million and $6.7 million, respectively, at September 30, 1997, 1996, 1995, 1994 and 1993.

(3)  Includes loans held for sale of $20.4 million at September 30, 1997.

         The following table sets forth the composition of the loan portfolio, by category and by type of interest rate (fixed or adjustable), in dollar amounts and as a percentage of the total portfolio at the dates indicated.

                                                                                  At September 30,
                                                 -----------------------------------------------------------------------------------
                                                        1997                   1996                 1995                  1994
                                                 -------------------    ------------------   ------------------     ----------------
                                                            Percent                Percent              Percent              Percent
                                                  Amount    of Total     Amount   of Total   Amount    of Total     Amount  of Total
                                                  ------    --------     ------   --------   ------    --------     ------  --------
                                                                               (Dollars in Thousands)
Fixed-Rate Loans
 Real estate mortgage loans:
 One- to four-family(1).....................      $ 36,074    25.5%     $11,805     13.4%     $11,805      13.9%    $ 8,352    10.5%
 Multi-family...............................           108     0.1           47      0.1          715       0.8         539     0.7
 Commercial.................................            95     0.1          131      0.1          396       0.5         194     0.2
 Land.......................................           390     0.3           49      0.1           49       0.1          49     0.1
                                                 ---------    ----       ------     ----       ------      ----      ------    ----
    Total real estate mortgage loans........        36,667    26.0       12,032     13.7       12,965      15.3       9,134    11.5
Consumer loans..........................             6,120     4.3        5,853      6.6        5,215       6.1       4,601     5.8
                                                 ---------    ----       ------     ----       ------      ----      ------    ----
    Total fixed-rate loans..................        42,787    30.3       17,885     20.3       18,180      21.4      13,735    17.3
                                                 ---------    ----       ------     ----       ------      ----      ------    ----
Adjustable-Rate Loans
 Real estate mortgage loans:
 One- to four-family(2)(3)..................        75,747    53.5       50,478     57.2       51,477     60.5       55,726    70.2
 Multi-family...............................         5,550     3.9        5,424      6.1        4,932      5.8        3,944     5.0
 Commercial.................................        11,895     8.4        8,986     10.2        6,179      7.2        2,982     3.7
 Construction...............................         2,786     2.0        2,175      2.5        2,205      2.6        2,138     2.7
 Land.......................................         1,424     1.0        1,885      2.1        2,063      2.4          765     1.0
                                                 ---------    ----       ------     ----       ------     ----       ------    ----
    Total real estate mortgage loans........        97,402    68.8       68,948     78.1       66,856     78.5       65,555    82.6
Commercial business loans...............             1,299     0.9        1,413      1.6           56      0.1           92     0.1
                                                 ---------    ----       ------     ----       ------     ----       ------    ----
    Total adjustable-rate loans.............        98,701    69.7       70,361     79.7       66,912     78.6       65,647    82.7
                                                 ---------    ----       ------     ----       ------     ----       ------    ----
    Total loans.............................       141,488   100.0%      88,246    100.0%      85,092    100.0%      79,382   100.0%
                                                             =====                 =====                 =====                =====
Less:
 Construction loans in process..............        (1,091)                (171)                 (293)                 (943)
 Allowance for loan losses..................        (1,093)                (937)                 (719)                 (311)
 Net deferred loan fees.....................          (184)                (472)                  (401)                (304)
                                                 ---------               ------                 ------              -------
    Total loans, net........................      $139,120              $86,666                $83,679              $77,824
                                                 =========               ======                 ======              =======

                                                      1993
                                                 ----------------
                                                          Percent
                                                 Amount  of Total
                                                 ------  --------
                                             (Dollars in Thousands)
Fixed-Rate Loans
 Real estate mortgage loans:
 One- to four-family(1).....................     $10,094   12.7%
 Multi-family...............................         550    0.7
 Commercial.................................         230    0.3
 Land.......................................          49    0.1
                                                  ------   ----
    Total real estate mortgage loans........      10,923   13.8
Consumer loans..........................           4,258    5.3
                                                  ------   ----
    Total fixed-rate loans..................      15,181   19.1
                                                  ------   ----
Adjustable-Rate Loans
 Real estate mortgage loans:
 One- to four-family(2)(3)..................     57,539    72.4
 Multi-family...............................      1,731     2.2
 Commercial.................................      2,474     3.1
 Construction...............................      1,472     1.9
 Land.......................................        865     1.1
                                                 ------    ----
    Total real estate mortgage loans........     64,081    80.7
Commercial business loans...............            175     0.2
                                                 ------    ----
    Total adjustable-rate loans.............     64,256    80.9
                                                 ------    ----
    Total loans.............................     79,437  100.0%
                                                          =====
Less:
 Construction loans in process..............       (215)
 Allowance for loan losses..................       (295)
 Net deferred loan fees.....................       (294)
                                                 ------
    Total loans, net........................    $78,633
                                                =======

----------
(1)  Includes loans held for sale of $20.4 million at September 30, 1997.

(2) Includes advances under home equity lines of credit of $5.9 million, $7.3 million, $9.1 million, $10.1 million and $11.2 million, respectively, at September 30, 1997, 1996, 1995, 1994 and 1993.

(3) Includes cooperative apartment loans of $4.8 million, $5.5 million, $5.8 million, $5.9 million and $6.7 million, respectively, at September 30, 1997, 1996, 1995, 1994 and 1993.

         The following table sets forth the contractual maturity of the Company's loan portfolio at September 30, 1997. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $13.6 million , $11.8 million and $11.0 million for the years ended September 30, 1997, 1996 and 1995, respectively.

                                                                           At September 30, 1997
                                   -------------------------------------------------------------------------------------------------
                                                                             Commercial
                                   One-to Four-Family(1)  Multi-Family       Real Estate       Construction            Land
                                   ---------------------  --------------   ----------------  ------------------   ------------------
                                             Weighted           Weighted           Weighted            Weighted            Weighted
                                              Average            Average            Average             Average             Average
                                      Amount   Rate     Amount    Rate     Amount    Rate    Amount      Rate     Amount     Rate
                                      ------   ----     ------    ----     ------    ----    ------      ----     ------     ----
                                                                          (Dollars in Thousands)
Contractual maturity:
 One year or less(2) ............   $  1,785      9.19% $  101      9.13%   $  247    10.44%  $2,786      10.24%  $1,018      10.66%
                                    --------            ------              ------            ------              ------
 After one year:
   More than 1 year to 2 years ..      1,307      9.78      --       --        --       --        --        --        29      10.50
   More than 2 years to 3 years .      1,166      9.61       5      8.25        30     9.50       --        --       520      10.50
   More than 3 years to 5 years .      1,909      9.62      --       --        113     8.70       --        --        --        --
   More than 5 years to 10 years       3,950      9.10     674      9.02       892     9.53       --        --        --        --
   More than 10 years to 20 years     15,847      8.03   4,379      8.93     7,730     8.86       --        --       247      10.00
   More than 20 years ...........     85,857      7.63     499      8.85     2,978     8.53       --        --        --        --
                                    --------            ------             -------            ------              ------
   Total after one year .........    110,036      7.82   5,557      8.93    11,743     8.83       --        --       796      10.34
                                    --------            ------             -------            ------              ------
   Total amount due .............   $111,821      7.84% $5,658      8.93%  $11,990     8.86%  $2,786      10.24%  $1,814      10.52%
                                    ========            ======             =======            ======              ======

                                             At September 30, 1997
                                      -----------------------------------------
                                         Consumer and
                                      Commercial Business            Total
                                      -------------------      ----------------
                                                Weighted               Weighted
                                                 Average                Average
                                        Amount     Rate        Amount     Rate
                                        ------     ----        ------     ----
Contractual maturity:
 One year or less(2) ............      $  261      13.26%    $6,198      10.12%
                                       ------                ------
 After one year:
   More than 1 year to 2 years ..         456      11.42      1,792      10.28
   More than 2 years to 3 years .         765      10.97      2,486      10.21
   More than 3 years to 5 years .       1,689      10.73      3,711      10.10
   More than 5 years to 10 years        4,141       9.61      9,657       9.35
   More than 10 years to 20 years         107       8.72     28,310       8.42
   More than 20 years ...........          --         --     89,334       7.67
                                       ------               -------
   Total after one year .........       7,158      10.12    135,290       8.09
                                       ------               -------
   Total amount due .............      $7,419      10.23   $141,488       8.18
                                       ======               =======
----------
(1) Includes $5.9 million of advances under home equity lines of credit which require minimum interest-only payments for the first five to ten years the advance is outstanding, followed by a balloon payment thereafter. Also includes $20.4 million in loans held for sale on the basis of their final contractual maturity (all more than 20 years).

(2) Includes demand loans, loans having no stated maturity, and overdraft loans.

         The following table sets forth the dollar amounts in each loan category at September 30, 1997 that are contractually due after September 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    Due After September 30, 1998
                                                   -----------------------------
                                                    Fixed   Adjustable    Total
                                                    -----   ----------    -----
                                                           (In Thousands)
Real estate mortgage loans:
    One- to four-family .......................   $ 36,015   $ 74,021   $110,036
    Multi-family ..............................        108      5,449      5,557
    Commercial ................................         74     11,669     11,743
    Construction ..............................         --         --         --
    Land ......................................        247        549        796
                                                  --------   --------   --------
       Total real estate mortgage loans .......     36,444     91,688    128,132
       Consumer and commercial business loans .      5,859      1,299      7,158
                                                  --------   --------   --------
       Total loans ............................   $ 42,303   $ 92,987   $135,290
                                                  ========   ========   ========

         Pursuant to Federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Association's unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1997, based on the 15% limitation, the Company's loans-to-one borrower limit was approximately $5.6 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of September 30, 1997, the largest dollar amount outstanding to one borrower, or group of related borrowers, was a $2.0 million loan to a development company for the purpose of land development and the construction of six single-family residences located in Ossining, New York. The advanced portion of this loan totaled $1.1 million at September 30, 1997, consisting of $520,000 for land lots and $586,000 for construction of the first four residences for which there are contracts for sale. The Company's next largest loan to one borrower or group outstanding totaled $1.5 million at September 30, 1997 and was secured by an office building located in Yonkers, New York. These loans were performing in accordance with their terms at September 30, 1997.

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

         Under the Company's loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets the Company's underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. In 1997, the Company instituted an enhanced  quality  control  procedure for  residential  loan  originations.  The quality control system reviews underwriting decisions, appraisals and documentation. The Company is using the services of an independent company to perform the quality control reviews.

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

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At September 30, 1997, $111.8 million, or 79.0%, of the Company's loan portfolio consisted of mortgage loans on one- to four-family residences (including $20.4 million of loans held for sale, $5.9 million of advances under home equity lines of credit and $4.8 million of co-op loans). Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary lending area. A majority of the mortgage loans originated by the Company are retained and serviced by it. At September 30, 1997, approximately $4.5 million of the Company's one- to four-family residential real estate loans were secured by non-owner occupied properties. At that date, the average outstanding residential loan balance was approximately $114,000.

         Since the mid-1980s, the Company has offered ARM loans at rates and on terms determined in accordance with market and competitive factors. The Company offers one-year ARMs for terms of up to 30 years at a margin (generally 275 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index. The one-year ARM loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Company also offers a three-year ARM loan which adjusts based on a margin (generally 275 basis points) over the yield on the three-year Treasury Note. The Company's three-year ARM loans have a 200 basis point interest rate cap per adjustment period and a lifetime cap of 500 basis points over the initial rate. The Company also offers loans which are fixed for the first five-, seven- or ten-year period of the loan term and adjust annually thereafter based on a specified margin over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for the remaining loan term. These loans currently provide for an annual interest rate cap not to exceed 300 basis points for the initial adjustment period (and 200 basis points thereafter) and a lifetime cap of 500 basis points.

         The Company's ARM loans typically do not adjust below the initial rate. Initial interest rates offered on the Company's ARMs may be 100 to 350 basis points below the fully indexed rate. Although borrowers on such loans are generally qualified at the fully indexed rate, the risk of default on these loans may increase as interest rates increase. See "- Delinquencies and Non-Performing Assets." The Company's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. At September 30, 1997, one- to four-family ARMs (including loans of $35.7 million earning a fixed rate of interest for initial periods of five, seven or 10 years) totaled $75.7 million, or 53.5% of the Company's total loan portfolio.

         During fiscal 1997, the Company began to offer a 30-year residential mortgage loan product with a fixed rate for the first fifteen years and annual rate adjustments thereafter based on a specified margin over the Average Weekly One Year U.S. Treasury Constant Maturity Index. In addition, the loan has a conversion option which allows the borrower to convert, during years sixteen through eighteen, to a fixed rate for the remaining term. Loans held for sale of $20.4 million at September 30, 1997 represent substantially all of the Company's loans of this type. The sale of these loans was completed, with servicing retained, during November 1997. The Company also offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Company has recently emphasized originations of fixed-rate loans with terms of 10 to 15 years. The interest rate on such loans is generally based on competitive factors. The fixed-rate one- to four-family loans described in this paragraph are typically underwritten in accordance with Freddie Mac and Fannie Mae standards to permit their sale in the secondary market. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant.

         The Company originates home equity lines of credit secured by a lien on the borrower's residence. The Company's home equity lines are generally limited to $250,000. The Company uses the same underwriting standards for home equity lines as it uses for one- to four-family residential mortgage loans. The interest rates for home equity lines of credit float at a stated margin over the lowest prime rate published in The Wall Street Journal and may not exceed 15.75% over the life of the loan. The Company currently offers home equity lines for terms of up to 30 years with interest only paid for the first 10 years of the loan term. At September 30, 1997, the Company had $5.9 million of outstanding advances under home equity lines and an additional $4.4 million of funds committed, but undrawn, under home equity lines of credit.

         The Company also originates loans secured by co-ops and condominiums located in its market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans, except that co-op loans are made only at adjustable rates of interest. At September 30, 1997, the Company had $8.5 million of condominium and co-op loans.

         In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios. The Company currently originates residential mortgage loans with loan-to-value ratios of up to 80% for owner-occupied homes (95% with private mortgage insurance to reduce the Company's exposure to 80% or less); up to 65% for non-owner occupied homes; and up to 75% for co-op loans. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 75% of the appraised value of the property securing the loan.

         The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         Multi-family and Commercial Real Estate Lending. The Company has increased its emphasis on the origination of permanent multi-family and commercial real estate loans since fiscal 1994, in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, strip shopping centers and other income producing properties located in its market area. At September 30, 1997, the Company had $12.0 million in commercial real estate loans, representing 8.5% of the total loan portfolio, and $5.7 million in multi-family loans, or 4.0% of the total loan portfolio.

         The Company's permanent multi-family and commercial real estate loans generally carry a maximum term of 20 years and have adjustable rates generally based on a specific index, plus a margin. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property, with a projected debt service coverage ratio of at least 125%. Appraisals on properties securing multi-family and commercial real estate loans are performed by an independent appraiser designated by the Company at the time the loan is made. All appraisals on multi-family or commercial real estate loans are reviewed by the Company's management. In addition, the Company's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, the Company seeks to obtain personal guarantees on these loans. For loans in excess of $250,000, Phase I environmental studies are performed.

         The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at September 30, 1997. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                  Outstanding        Amount
                                        Number of   Principal    Non-Performing
                                         Loans       Balance    or of Concern(1)
                                         -----       -------    ----------------
                                               (Dollars in Thousands)
Commercial real estate:
    Small business facilities ..........      34     $ 8,195        $   211
    Office buildings ...................       5       2,914            227
    Health care facilities .............       4         769             --
    Industrial real estate .............       1         112             --
    Multi-family .......................      30       5,658             --
                                         -------     -------        -------
       Total multi-family and
        commercial real estate loans ...      74     $17,648        $   438
                                         =======     =======        =======
----------
(1)  See "- Delinquencies and Non-Performing Assets"

         At September 30, 1997, the Company's largest commercial real estate loan had an outstanding balance of $1.5 million. This loan was originated in September 1995 and refinanced in July 1997, and is secured by an office building located in Yonkers. At September 30, 1997, the largest multi-family loan had a balance of $434,000 and is secured by a 21-unit apartment building located in Yonkers, New York.

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

         Construction and Land Lending. The Company originates a modest amount of construction loans to individuals and builders for the construction of residential real estate. At September 30, 1997, the Company's construction loan portfolio totaled $2.8 million, or 2.0% of the total loan portfolio. The Company also currently originates a limited number of land loans primarily for the purpose of developing residential subdivisions. At September 30, 1997, the Company's land loan portfolio totaled $1.8 million, or 1.3% of the total loan portfolio. At September 30, 1997, all of the Company's land loans were made for the purpose of developing residential lots except for two loans totaling $296,000 which were secured by commercial real estate.

         Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1997, there were $1.4 million of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

         The Company also originates construction loans to builders of one- to four-family residences. Such loans generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 75%. When practical, the Company seeks to obtain personal guarantees on such loans. The Company generally limits loans to builders for the construction of homes on speculation for sale to two homes per builder. At September 30, 1997, the Company had $1.4 million of construction loans outstanding to builders of one- to four-family residences.

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

         The table below sets forth, by type of security property, the number and amount of the Company's construction and land loans at September 30, 1997, all of which are secured by properties located in the Company's market area.

                                                                   Outstanding       Amount
                                             Number       Loan      Principal    Non-Performing
                                            of Loans   Commitment    Balance    or of Concern(1)
                                            --------   ----------    -------    ----------------
                                                    (Dollars in Thousands)
Single-family construction .............        12       $2,786       $1,695       $  632
Residential land .......................         7        1,518        1,518          376
Other land .............................         2          296          296          296
                                            ------       ------       ------       ------
 Total construction and land loans .....        21       $4,600       $3,509       $1,304
                                            ======       ======       ======       ======

----------
(1)  See "- Delinquencies and Non-Performing Assets"

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

         Consumer Lending. In order to increase the interest rate sensitivity of the loan portfolio and provide a broader range of loan products to its retail customers, the Company originates a variety of consumer loans, including automobile, home equity, deposit account and other loans for household and personal purposes. At September 30, 1997, consumer loans totaled $6.1 million, or 4.3% of total loans outstanding. The Company intends to emphasize its consumer lending in the future and to consider hiring an additional consumer lending officer in order to increase volume.

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

         Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1997, there were $9,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future.

         Commercial Business Lending. Federally chartered savings institutions, such as the Association, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, provided that amounts in excess of 10% relate to small business loans (as defined). The Company may from time to time make a limited number of secured and unsecured commercial loans to local businesses. At September 30, 1997, the Company had $1.3 million of commercial business loans outstanding, representing 0.9% of the total loan portfolio.

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

Originations, Purchases and Sales of Loans

         Loan  applications  are  taken  at  each  of  the  Company's   offices.
Applications are processed and approved at the Company's Loan Center which is located in one of the branch offices, except for consumer loans which are processed and approved at the main office. The Company currently offers incentives to employees for loan referrals. The Company also employs commissioned loan originators and utilizes mortgage brokers to assist in the process of obtaining loans.

         While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment.

         Historically, most of the fixed-rate one- to four-family residential loans originated by the Company were retained in its portfolio. However, in order to reduce its vulnerability to changes in interest rates, the Company engages in secondary market sales of a portion of its fixed-rate residential mortgage originations. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. At September 30, 1997, the Company serviced $15.5 million of mortgage loans for others.

         From time to time, in order to supplement loan demand in the Company's market area, the Company acquires mortgage-backed securities which are held, depending on the investment intent, in the "held to maturity" or "available for sale" portfolios. See "- Investment Activities - Mortgage-Backed Securities" and
Note 2 of the Notes to Consolidated Financial Statements.

         The following table sets forth the Company's loan originations, sales, repayments and other portfolio activity for the periods indicated.

                                                    For the Year Ended
                                                       September 30,
                                            ------------------------------------
                                               1997          1996        1995
                                               ----          ----        ----
                                                      (In Thousands)
Unpaid principal balances at
 beginning of year ......................   $  88,246    $  85,092    $  79,382
                                            ---------    ---------    ---------
Loans originated:
  Real estate mortgage loans
    One- to four-family(1) ..............      60,510        9,142        7,787
    Multi-family ........................         839          174        1,328
    Commercial ..........................       2,815        2,740        3,548
    Construction ........................       2,913        1,285          755
    Land ................................         150           --        1,300
  Consumer and commercial business
    loans ...............................       2,919        4,415        2,732
                                            ---------    ---------    ---------
    Total loans originated ..............      70,146       17,756       17,450
                                            ---------    ---------    ---------
    Loans sold:
  One- to four-family real estate
    mortgage loans ......................      (2,822)      (1,886)        (387)
                                            ---------    ---------    ---------
  Principal repayments:
  Real estate mortgage loans ............     (10,846)      (9,389)      (8,807)
  Consumer and commercial business loans       (2,766)      (2,391)      (2,154)
                                            ---------    ---------    ---------
    Total principal repayments ..........     (13,612)     (11,780)     (10,961)
                                            ---------    ---------    ---------
  Charge-offs ...........................        (157)        (333)         (89)
  Transfers to real estate owned ........        (313)        (603)        (303)
                                            ---------    ---------    ---------
  Unpaid principal balances at
    end of year .........................     141,488       88,246       85,092
  Less:
     Construction loans in process ......      (1,091)        (171)        (293)
     Allowance for loan losses ..........      (1,093)        (937)        (719)
     Net deferred loan fees .............        (184)        (472)        (401)
                                            ---------    ---------    ---------
  Net loans at end of year ..............   $ 139,120    $  86,666    $  83,679
                                            =========    =========    =========
----------
(1) Consists of (i) adjustable-rate loans of $32.3 million, $5.6 million and $3.4 million, and (ii) fixed-rate loans of $28.2 million, $3.5 million and $4.4 million for the years ended September 30, 1997, 1996 and 1995, respectively. The fixed-rate loans in fiscal 1997 include loans of $20.4 million which were held for sale at September 30, 1997 and subsequently sold (with servicing retained) in November 1997.

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

         The following table sets forth certain information with respect to loan portfolio delinquencies at the dates indicated.

                                                        At September 30, 1997                       At September 30, 1996
                                              -------------------------------------------  -----------------------------------------
                                                   60 - 89 Days         90 Days or More        60 - 89 Days       90 Days or More
                                              ---------------------  --------------------  -------------------  --------------------
                                              Number of   Principal  Number of  Principal  Number of Principal  Number of  Principal
                                                 Loans      Balance    Loans     Balance     Loans    Balance     Loans     Balance
                                                 -----      -------    -----     -------     -----    -------     -----     -------
                                                                            (Dollars in Thousands)
Real estate mortgage loans:
    One- to four-family ......................      1      $   88         3    $  389          12     $1,513       17     $1,757
    Multi-family .............................      1         101        --        --          --         --       --         --
    Construction .............................      1          88         2       279          --         --        3        511
    Land .....................................     --          --         3       250          --         --        3        250
    Commercial ...............................     --          --         1       211           1        383        1        214
    Consumer loans ...........................      1           7         2         9           3          5        7         43
                                                  ---      ------       ---    ------         ---     ------      ---     ------
       Total .................................      4      $  248        11    $1,138          16     $1,190       31     $2,775
                                                  ===      ======       ===    ======         ===     ======      ===      =====
       Delinquent loans to total loans(1) ....               0.20%               0.80%                  2.15%               3.14%
                                                           ======              ======                 ======              ======

----------
(1) If loans held for sale at September 30, 1997 are excluded from total loans, the percentages are 0.23% for the 60-89 days category and 0.94% for the 90 days or more category.

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review, at September 30, 1997, the Company had classified $1.2 million of loans and $379,000 of real estate owned as substandard, and $2,000 of loans as doubtful.

         The Company's classified assets consist principally of non-performing loans, real estate owned and certain other loans of concern discussed herein. As of the date hereof, these asset classifications are substantially consistent with those of the OTS and FDIC.

         Non-Performing Assets. The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. Real estate owned represents properties acquired in settlement of loans. The Company's prospective adoption of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," effective October 1, 1995, had no impact on the comparability of this information.

                                               At September 30,
                                   ------------------------------------------
                                   1997     1996     1995      1994      1993
                                   ----     ----     ----      ----      ----
                                               (Dollars in Thousands)
Non-accruing loans past
 due 90 days or more:
 Real estate mortgage loans
  One- to four-family ........   $  389    $1,757    $2,759    $2,229    $  479
  Multi-family(1) ............       --        --       389       389       399
  Commercial .................      211       214        --        --        --
  Land .......................      250       250        49        --        --
  Construction ...............      279       511       279        --       217
 Consumer loans ..............        9        43        54        45        62
                                 ------    ------    ------    ------    ------
   Total .....................    1,138     2,775     3,530     2,663     1,157
Real estate owned, net .......      379       603       227        73       242
                                 ------    ------    ------    ------    ------
Total non-performing assets ..   $1,517    $3,378    $3,757    $2,736    $1,399
                                 ======    ======    ======    ======    ======
Allowance for loan losses ....   $1,093    $  937    $  719    $  311    $  295
                                 ======    ======    ======    ======    ======
Ratios:
 Non-performing loans to total
  loans receivable(2) ........     0.94%     3.14%     4.15%     3.35%     1.46%
 Non-performing assets to
  total assets ...............     0.48      1.30      1.80      1.40      0.77
 Allowance for loan losses to:
  Non-performing loans .......    96.05     20.37     11.68     25.50     33.77
  Total loans receivable(2) ..     0.90      0.84      0.39      0.37      1.06
----------
(1) Includes a participation loan classified as a troubled debt restructuring of $309,000, $309,000 and $312,000 at September 30, 1995, 1994 and 1993,
     respectively. Collections and charge-offs in fiscal 1996 eliminated the recorded investment in this loan.

(2)  Total loans receivable for this purpose exclude loans held for sale.

         For the year ended September 30, 1997, gross interest income of $107,000 would have been recorded if the non-accruing loans at September 30, 1997 had remained current in accordance with their original terms. The amount of interest income actually received on such loans in fiscal 1997 was $15,000. See
Note 3 of the Notes to Consolidated Financial Statements.

         At September 30, 1997, the Company's  non-performing loans consisted of
(1) three loans secured by one- to four-family real estate located in the Company's market area which totaled $389,000; (2) one loan for $211,000 secured by a store and five apartments located in Yonkers, New York; (3) three loans secured by land which totaled $250,000; (4) two loans for the construction of one- to four-family real estate for $279,000 which were settled in November 1997; and (5) two consumer loans which totaled $9,000. At September 30, 1997, real estate owned consisted of five single-family residences with a net carrying value of $379,000.

         Other Loans of Concern. In addition to the non-performing loans and real estate owned discussed in the preceding section, as of September 30, 1997 there were other loans of concern totaling approximately $1.0 million." These are loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has considered the Company's non-performing loans and other loans of concern in establishing the allowance for loan losses.

         As of September 30, 1997, the Company had the following loans of concern with principal balances in excess of $200,000 (other than one- to four-family mortgage loans):

               The Company has a $247,000 land loan, secured by a lot located in Patterson, New York. The borrower intended to build a commercial building on the security property. At September 30, 1997, although this loan was performing, it was classified substandard due to hazardous building materials on an adjacent lot which may result in a decline in value of the security property. Although a phase I environmental study performed on the security property did not disclose any contamination to the security property from the adjoining lot, the contamination on the adjacent lot has prevented the borrower from using the security property for its intended purpose. As a result, the loan was extended and modified in January 1997 as a 15-year, self-liquidating loan with market rate of interest. The borrower is continuing to make payments on this loan as required by the terms of the loan agreement and is waiting for the resolution of the problem with the adjacent property.

               The Company has a development loan secured by 25 residential lots located in Dutchess County, New York. Sales of lots have been slow, and the Company has renewed the loan several times at market rates and terms. At September 30, 1997, 10 of the 15 lots in phase I had been sold and construction of the homes completed. This development loan was performing and had an outstanding balance of $175,000 at September 30, 1997. On such date, the Company also had two construction loans to the same borrower totaling $353,000 for the construction of two single-family homes in this development. Although such loans were current at September 30, 1997, the Company considers these loans to be of concern due to the slow sales in the development.

               The Company has a $227,000 participation interest in a $3.5 million commercial mortgage loan secured by a two-story office building located in Queens, New York originated by the Thrift

          Association Service Corporation ("TASCO"). This loan has a 30-year amortization schedule with a balloon payment which was due in December 1996. Prior to this scheduled maturity, the borrower had been unsuccessful in attempting to secure financing elsewhere in order to payoff the loan. At that time, an extension was granted for six months at the original terms of the loan until May 4, 1997. At September 30, 1997, the Company and the other participants had been unable to arrive at an acceptable settlement concerning the extension of the loan. In November 1997, a settlement was structured with regard to the extension of the loan which is currently awaiting approval from the participants. This loan was 30 days delinquent at September 30, 1997 and is considered to be of concern because the extended maturity date has passed and the participants have not yet agreed on new repayment terms.

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

         The following table sets forth activity in the allowance for loan losses for the periods indicated. The Company's prospective adoption of SFAS No. 114 in fiscal 1995 had no impact on the comparability of this information.

                                                                    For the Year Ended September 30,
                                                          ------------------------------------------------------
                                                            1997       1996         1995       1994        1993
                                                            ----       ----         ----       ----        ----
                                                                             (Dollars in Thousands)
Balance at beginning of year .........................   $   937     $   719     $   311     $   295     $   490
Provision for losses .................................       300         462         493          64         313
Charge-offs:
  Real estate mortgage loans
    One- to four-family ..............................      (132)        (97)        (76)        (64)        (19)
    Multi-family(1) ..................................        --        (203)         --          --        (477)
  Consumer loans .....................................       (25)        (33)        (13)         (2)        (12)
                                                         -------     -------     -------     -------     -------
    Total charge-offs ................................      (157)       (333)        (89)        (66)       (508)
Recoveries(2) ........................................        13          89           4          18          --
                                                         -------     -------     -------     -------     -------
    Net charge-offs ..................................      (144)       (244)        (85)        (48)       (508)
                                                         -------     -------     -------     -------     -------
Balance at end of year ...............................   $ 1,093     $   937     $   719     $   311     $   295
                                                         =======     =======     =======     =======     =======

       Ratio of net charge-offs to average total loans      0.15%       0.29%       0.10%       0.06%       0.62%
                                                         =======     =======     =======     =======     =======

----------
(1) Charge-offs in fiscal 1996 and 1993 relate to the Company's purchased participation interests in three multi-family loans originated by TASCO. All such purchased participations were collected or charged-off prior September 30, 1996.

(2)  Recoveries   in  fiscal  1996   primarily   relate  to  one  of  the  TASCO
     participation loans which had been partially charged-off in a prior year.

         The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to loans receivable at the dates indicated.

                                                                                  At September 30,
                                          ------------------------------------------------------------------------------------------
                                                        1997                            1996                         1995
                                          -----------------------------  -------------------------------  --------------------------
                                                             Percent of                       Percent of                  Percent of
                                                               Loans in                         Loans in                    Loans in
                                                               Each to                          Each to                      Each to
                                                        Loan   Category               Loan      Category             Loan   Category
                                          Allowance  Amounts by  Total   Allowance  Amounts by   Total   Allowance Amounts by  Total
                                            Amount   Category(1) Loans    Amount    Category     Loans    Amount   Category    Loans
                                            ------   ----------  -----    ------    --------     -----    ------   --------    -----
                                                                   (Dollars in Thousands)
Real estate mortgage loans:
  One- to four-family .................   $    608   $ 91,367    75.5%   $  538   $ 62,283      70.6%   $  302   $ 63,282      74.4%
  Multi-family ........................         11      5,658     4.7        11      5,471       6.2        64      5,647       6.6
  Commercial ..........................        121     11,990     9.9        91      9,117      10.3        66      6,575       7.7
  Construction ........................         98      2,786     2.3        74      2,175       2.5        75      2,205       2.6
  Land(2) .............................        196      1,814     1.5       166      1,934       2.2       171      2,112       2.5
  Consumer and commer-
  cial business loans .................         59      7,419     6.1        57      7,266       8.2        41      5,271       6.2
                                          --------   --------   -----    --------   --------   -----    --------   --------   -----
Total .................................   $  1,093   $121,034   100.0%   $  937   $ 88,246     100.0%   $  719   $ 85,092     100.0%
                                          ========   ========   =====    ========   ========   =====    ========   ========   =====


                                                         At September 30,
                             --------------------------------------------------------------------------
                                           1994                                      1993
                             ----------------------------------    ------------------------------------
                                                     Percent of                              Percent of
                                                      Loans in                                Loans in
                                                       Each to                                Each to
                                            Loan      Category                   Loan         Category
                             Allowance   Amounts by     Total      Allowance   Amounts by       Total
                               Amount     Category      Loans        Amount     Category        Loans
                               ------    ----------     -----        ------     --------        -----
                                                           (Dollars in Thousands)
Real estate mortgage loans:
  One- to four-family .....        188    $ 64,078       80.7%       $ 183      $ 67,633         85.1%
  Multi-family ............         64       4,483        5.7           61         2,281          2.9
  Commercial ..............         20       3,176        4.0           17         2,704          3.4
  Construction ............         16       2,138        2.7           12         1,472          1.9
  Land(2) .................          8         814        1.0            9           914          1.1
  Consumer and commer-
  cial business loans .....         15       4,693        5.9           13         4,433          5.6
                              --------    --------      -----       ------       -------        -----
Total .....................        311    $ 79,382      100.0%       $ 295      $ 79,437        100.0%
                              ========    ========      =====       ======       =======        =====

----------
(1)  Excludes real estate mortgage loans held for sale of $20.4 million.

(2) The allowance at September 30, 1997, 1996 and 1995 principally represents an allocation to land loans "of concern." See "- Other Loans of Concern."

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


         Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of equity. At September 30, 1997, the Company had no securities classified as trading. At September 30, 1997, $86.3 million or 53.1% of the Company's mortgage-backed and other securities was classified as available for sale. The remaining $76.3 million, or 46.9%, was classified as held to maturity.

         Mortgage-Backed Securities. The Company invests in mortgage-backed securities in order to supplement loan production and achieve its asset/liability management goals. The Company has also invested in mortgage-backed securities in order to take advantage of the spread between the yield on such securities and the cost of borrowings from the FHLB and other "wholesale" sources. In a number of instances, the expected maturity of the securities purchased has been significantly longer than the term of the related borrowings.

         Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. As of September 30, 1997, the Company did not have any mortgage-backed securities of a single issuer in excess of 10% of the Company's equity, except for federal agency obligations. At September 30, 1997, the Company had $50.3 million and $43.0 million, respectively, of mortgage-backed securities classified as held to maturity and as available for sale.

         Consistent with its asset/liability management strategy, at September 30, 1997, $55.0 million, or 58.9% of the Company's mortgage-backed securities had adjustable interest rates. In addition, as discussed below, at September 30, 1997, the Company had $12.2 million of CMOs with anticipated average lives of five years or less. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

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

         Management believes that CMOs at times represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (seven-year or less estimated average life) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. At September 30, 1997, the Company held $23.2 million of CMOs.

         To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Company to annually test its CMOs to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year, mortgage-backed, pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held for sale. At September 30, 1997, none of the Company's CMOs were classified as "high-risk."

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

         The following table sets forth the amortized cost and fair value of the mortgage-backed securities portfolio, by accounting classification category and by type of security, at the dates indicated:

                                                                                         At September 30,
                                                          --------------------------------------------------------------------------
                                                                     1997                    1996                      1995
                                                          ----------------------    ----------------------     ---------------------
                                                          Amortized      Fair       Amortized       Fair       Amortized      Fair
                                                             Cost        Value         Cost         Value        Cost         Value
                                                             ----        -----         ----         -----        ----         -----
                                                                                         (In Thousands)
Held to Maturity
    Pass-through securities ..........................      $35,283      $35,905      $41,493      $41,520      $35,586      $35,874
    CMOs .............................................       15,063       15,066       16,646       16,478       17,025       16,880
                                                            -------      -------      -------      -------      -------      -------
       Total .........................................       50,346       50,971       58,139       57,998       52,611       52,754
                                                            -------      -------      -------      -------      -------      -------
Available for Sale
    Pass-through securities ..........................       34,460       34,892       20,679       20,572        4,151        4,170
    CMOs .............................................        8,148        8,146        2,146        2,139        2,272        2,266
                                                            -------      -------      -------      -------      -------      -------
       Total .........................................       42,068       43,038       22,825       22,711        6,423        6,436
                                                            -------      -------      -------      -------      -------      -------
       Total mortgage-backed securities ..............      $92,954      $94,009      $80,964      $80,709      $59,034      $59,190
                                                            =======      =======      =======      =======      =======      =======

         All mortgage-backed securities are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, except for privately issued securities with an amortized cost of $302,000, $367,000 and $507,000 at September 30, 1997, 1996 and 1995,
respectively.

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's mortgage-backed securities at September 30, 1997. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. In addition, under the structure of some of the Company's CMOs, the Company's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

                                                                                    At September 30, 1997
                                                           ----------------------------------------------------------------------
                                                                      Held to Maturity                   Available for Sale
                                                           ----------------------------------   ---------------------------------
                                                                                     Weighted                            Weighted
                                                           Amortized      Fair       Average    Amortized     Fair       Average
                                                              Cost        Value       Yield       Cost        Value       Yield
                                                              ----        -----       -----       ----        -----       -----
                                                                      (Dollars in Thousands)
Pass-through securities:
    Due after 1 year but within 5 years ................     $    --     $    --        --%    $    --        $    --        --%
    Due after 5 years but within 10 years ..............         201         205      7.05          --             --        --
    Due after 10 years .................................      35,082      35,700      6.98      34,460         34,892      7.52
                                                              ------      ------                ------         ------
       Total ...........................................      35,283     $35,905      6.98%     34,460        $34,892      7.52
                                                              ======      ======                ======         ======
CMOs:
    Due after 1 year but within 5 years ................     $   458     $   471      8.00%         --        $    --        --%
    Due after 5 years but within 10 years ..............       2,395       2,391      6.33          --             --        --
    Due after 10 years .................................      12,210      12,204      5.95       8,148          8,146      7.24
                                                              ------      ------                ------          -----
       Total ...........................................     $15,063     $15,066      6.07%      8,148         $8,146      7.24
                                                              ======      ======                ======         ======

         The following table sets forth the activity in the mortgage-backed securities portfolio for the periods indicated.

                                                For the Year Ended September 30,
                                                --------------------------------
                                                1997         1996        1995
                                                       (In Thousands)
Amortized cost at beginning of year ........   $ 80,964    $ 59,034    $ 57,084
                                               --------    --------    --------
Purchases:
    Pass-through securities:
      Adjustable rate ......................      2,502      21,657       8,500
      Fixed rate ...........................     15,144      10,264       1,000
                                               --------    --------    --------
        Total pass-through securities ......     17,646      31,921       9,500
    CMOs ...................................      8,149          --         946
                                               --------    --------    --------
        Total purchases ....................     25,795      31,921      10,446
                                               --------    --------    --------
    Sales of pass-through securities .......     (4,372)         --      (1,285)
    Principal repayments ...................     (9,421)     (9,979)     (7,210)
    Premium and discount amortization, net .        (12)        (12)         (1)
                                               --------    --------    --------
    Amortized cost at end of year ..........   $ 92,954    $ 80,964    $ 59,034
                                               ========    ========    ========

         Other Securities. In addition to mortgage-backed securities, the Company also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. At

September  30,  1997,  the Company did not own any  investment  securities  of a single issuer which exceeded 10% of the Company's equity, other than U.S. Government or federal agency obligations. From time to time, the Company holds high-grade, medium-term (up to five years) corporate debt securities and a variety of mutual funds which invest in adjustable-rate mortgage-backed securities, asset-backed securities, and U.S. Treasury and Agency obligations. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

         From time to time, the Company has invested in "step-up" securities which provide for interest rate increases periodically if the security is not redeemed by the issuer. Because of this "step-up" structure, the Company expects most of these securities to be redeemed prior to maturity. Prior to investing in these securities, the Company analyzes the yield on the security in comparison to the option on the part of the issuer to redeem the security or pay a higher interest rate. A majority of the Company's "step-up" securities have terms of seven years or less and provide for increases in interest rates of 25 to 180 basis points within one to three years of issuance. At September 30, 1997, the Company had $11.0 million of "step-up" securities with a weighted average yield of 6.0%.

         The following table sets forth the amortized cost and fair value of other securities, by accounting classification category and by type of security, at the dates indicated:

                                                                                       At September 30,
                                                      ------------------------------------------------------------------------------
                                                                1997                         1996                     1995
                                                      ---------------------      ----------------------      -----------------------
                                                      Amortized      Fair        Amortized       Fair        Amortized        Fair
                                                         Cost        Value         Cost          Value         Cost           Value
                                                         ----        -----         ----          -----         ----           -----
                                                                                      (In Thousands)
Available for Sale
  U.S. Government and Agency:
    Step-up securities .........................       $    --       $    --       $ 3,000       $ 2,969       $ 1,985       $ 2,000
    Other securities ...........................        40,805        41,469        26,960        27,023         6,921         6,951
    Mutual fund investments ....................         1,923         1,779         6,070         5,849         5,740         5,535
                                                       -------       -------       -------       -------       -------       -------
      Total ....................................        42,728        43,248        36,030        35,841        14,441        14,691
                                                       -------       -------       -------       -------       -------       -------
Held to Maturity
  U.S. Government and Agency:
    Step-up securities .........................        10,984        10,956        12,966        12,651        20,960        20,675
    Other securities ...........................        14,999        14,975        23,402        23,012        21,393        21,171
  Corporate bonds ..............................            --            --           500           501           500           500
                                                       -------       -------       -------       -------       -------       -------
     Total .....................................        25,983        25,931        36,868        36,164        42,853        42,346
                                                       -------       -------       -------       -------       -------       -------
     Total other securities, net ...............       $68,711       $69,179       $72,898       $72,005       $57,544       $56,787
                                                       =======       =======       =======       =======       =======       =======

    The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of other debt securities at September 30, 1997, by remaining period to contractual maturity.

                                                       Held to Maturity                   Available for Sale
                                                --------------------------------    --------------------------------
                                                                        Weighted                            Weighted
                                                Amortized     Fair       Average    Amortized     Fair       Average
                                                  Cost        Value       Yield       Cost        Value       Yield
                                                  ----        -----       -----       ----        -----       -----
                                                                      (Dollars in Thousands)
U.S. Government and Agency:
    Due within 1 year........................    $ 1,000     $   998      5.31%       $  ---   $     ---       ---%
    Due after 1 year but within 5 years......     10,986      10,951      5.68           ---         ---       ---
    Due after 5 years but within 10 years....      8,999       9,010      7.01        24,100      24,525      7.54
    Due after 10 years.......................      4,998       4,972      6.55        16,705      16,944      7.64
                                                 -------     -------                  ------     -------
       Total.................................    $25,983     $25,931      6.29%      $40,805     $41,469      7.58%
                                                 =======     =======                 =======     =======

         In addition to its securities portfolios, from time to time the Company holds short-term liquid assets such as money market mutual funds, federal funds sold and interest-bearing deposits. Short-term investments at September 30, 1997 consisted of a $1.5 million investment in a money market mutual fund.

Sources of Funds

         General. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of regular savings (passbook) accounts, transaction (NOW and checking) accounts, money market accounts, club accounts and certificate accounts. The Company only solicits deposits in its market area and does not accept brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits and provides incentives to employees who refer new deposit customers to the Company. The Company also has ATMs located in three branch offices.

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

         Management believes that the "core" portion of the Company's regular savings, transaction, money market and club accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts. These core accounts decreased $970,000 during fiscal 1996, but increased $5.4 million during fiscal 1997. Management believes that the majority of the remaining portion of the Company's regular savings, transaction, money market and club accounts are relatively stable sources of deposits. The Company continues to utilize customer service and marketing initiatives (including newspaper advertisements) in an effort to maintain and increase the volume of such deposits. However, the ability of the Company to attract and maintain these accounts (as well as certificate accounts) has been and will continue to be affected by market conditions.

         The following table sets forth the deposit activity of the Company for the periods indicated.

                                            For the Year Ended September 30,
                                            --------------------------------
                                          1997            1996           1995
                                          ----            ----           ----
                                                (Dollars in Thousands)
Balance at beginning of year ......    $ 190,675      $ 188,009      $ 179,816
Deposits ..........................      425,392        421,132        297,860
Withdrawals .......................     (416,056)      (426,246)      (296,569)
Interest credited .................        7,922          7,780          6,902
                                       ---------      ---------      ---------
Balance at end of year ............    $ 207,933      $ 190,675      $ 188,009
                                       =========      =========      =========

Net increase during the year:
    Amount ........................    $  17,258      $   2,666      $   8,193
                                       =========      =========      =========
    Percent .......................          9.1%           1.4%           4.6%
                                       =========      =========      =========


         The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                         At September 30,
                                -------------------------------------------------------------------------------------------
                                            1997                           1996                           1995
                                ----------------------------   ----------------------------   -----------------------------
                                       Percent of  Weighted            Percent of  Weighted            Percent of  Weighted
                                         Total     Average               Total     Average               Total     Average
                                Amount   Deposits    Rate      Amount   Deposits     Rate     Amount    Deposits    Rate
                                ------   --------    ----      ------   --------     ----     ------    --------    ----
                                                                (Dollars in Thousands)
Checking accounts............  $  4,655    2.2%      ---%     $  1,957    1.0%     ---%     $  2,680     1.4%      ---%
NOW accounts.................    19,055    9.2      2.00        18,141    9.5      1.86       15,609     8.3      1.73
Money market accounts........    21,624   10.4      3.33        16,599    8.7      2.91       12,484     6.7      2.91
Regular savings accounts ....    44,591   21.4      2.56        47,832   25.1      2.61       54,794    29.1      2.70
Club accounts................     1,132    0.6      2.56         1,112    0.6      2.61        1,044     0.6      2.70
Savings certificate accounts.   116,876   56.2      5.45       105,034   55.1      5.24      101,398    53.9      5.61
                               --------  -----                --------  -----               --------   -----
    Total....................  $207,933  100.0%     4.15%     $190,675  100.0%     3.99%    $188,009   100.0%     4.16%
                               ========  =====                ========  =====               ========   =====

         The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at September 30, 1997.

                                                   At  September 30, 1997
                                 ------------------------------------------------------------            Total at
                                                     Period to Maturity                                September 30,
                                 ------------------------------------------------------------       ------------------
                                 Less than      One to       More than                Percent
Interest Rate Range               One Year    Three Years   Three Years      Total    of Total       1996         1995
-------------------               --------    -----------   -----------      -----    --------       ----         ----
                                                             (Dollars in Thousands)
4.00% and below..............    $     ---     $     ---    $     ---     $    ---      ---%       $     39   $   3,174
4.01% to 5.00%...............       30,138           865          ---       31,003     26.5          52,810      18,252
5.01% to 6.00%...............       38,719        31,493        4,228       74,440     63.7          35,805      44,359
6.01% to 7.00%...............        2,975         8,004          454       11,433      9.8          16,293      34,282
7.01% and above..............          ---           ---          ---          ---      ---              87       1,331
                                 ---------     ---------    ---------   ----------     -----       --------   ---------
    Total....................      $71,832       $40,362       $4,682     $116,876    100.0%       $105,034    $101,398
                                   =======       =======       ======     ========    =====        ========    ========

         The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at September 30, 1997.

                                             Less than $100,000          $100,000 or More                Total
                                            ---------------------    ----------------------     --------------------
                                                        Weighted                   Weighted                 Weighted
                                                         Average                    Average                  Average
             Maturity Period                Amount        Rate        Amount         Rate       Amount        Rate
             ---------------                ------        ----        ------         ----       ------        ----
                                                                     (Dollars in Thousands)
Within three months.....................     $ 18,461     5.11%         $ 2,082      5.33%       $ 20,543      5.13%
After three but within six months.......       19,981     5.17            2,344      5.26          22,325      5.18
After six but within 12 months..........       26,262     5.33            2,635      5.45          28,897      5.34
                                            ---------                   -------                  --------
    Total within one year...............       64,704     5.22            7,061      5.35          71,765      5.23
    After one but within two years......       27,090     5.62            3,792      5.74          30,882      5.64
    After two but within three years....        7,979     6.25            1,568      6.49           9,547      6.29
    After three but within five years...        4,191     5.79              491      5.70           4,682      5.78
                                            ---------                   -------                  --------
    Total...............................     $103,964     5.43%         $12,912      5.62%       $116,876      5.45%
                                             ========                   =======                  ========

         Borrowings. The Company's other available sources of funds include advances from the FHLB of New York and other borrowings, including repurchase agreements. As a member of the FHLB of New York, the Company is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1997, the Company had $6.0 million of FHLB advances outstanding. On such date, the Company had a collateral pledge arrangement with the FHLB of New York pursuant to which the Company may borrow up to $76.8 million.

         The Company enters into repurchase agreements with the FHLB of New York utilizing mortgage-backed and other securities as collateral. At September 30, 1997, the Company had $54.1 million of repurchase agreements outstanding which were collateralized by mortgage-backed and other debt securities.

         See Note 7 of the Notes to Consolidated Financial Statements for further information concerning the Company's FHLB advances and securities repurchase agreements.

         The following table sets forth information concerning the balances and interest rates on borrowings at the dates and for the periods indicated.

                                                         At or For the Year
                                                         Ended September 30,
                                                         -------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                      (Dollars in Thousands)
Securities repurchase agreements:
Balance at end of year ........................   $54,096    $10,264    $    --
 Average balance during year ..................    32,074      1,214      1,250
 Maximum outstanding at any month end .........    54,096     10,264      4,000
 Weighted average interest rate at end of year       5.82%        --%      5.44%
 Average interest rate during the year ........      5.77       6.26       5.35
 FHLB advances:
Balance at end of year ........................   $ 6,000    $ 8,000    $ 4,295
 Average balance during year ..................     3,186      2,356        920
 Maximum outstanding at any month end .........     7,500      8,000      4,295
 Weighted average interest rate at end of year       6.75%      5.73%      6.26%
 Average interest rate during the year ........      5.84       5.52       5.87


Service Corporations

         As a federally chartered savings and loan association, the Association is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At September 30, 1997, the Association had one service corporation, Yonkers Financial Services Corporation, which offers life insurance on an agency basis to the Association's customers.

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

         Competition for deposits is intense given the size of the New York market and the fact that it is the home state for many large regional and money center banks. Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. There is further competition for deposits from institutions offering home and internet computer banking. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company is significantly smaller than most of its competitors which, due to their size and economies of scale, generally offer a broader range of deposit products than the Company. The Company competes for these deposits by offering deposit accounts at competitive rates, convenient business hours, availability of ATMs and a customer oriented staff. As of June 30, 1997, the latest date such information was available, there were 333 other thrift, commercial bank and credit union offices in Westchester County which compete for deposits. As of June 30, 1996, the Company held approximately 1.05% of total deposits in Westchester County.

Employees

         At September 30, 1997, the Company had a total of 56 full-time and 8 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Yonkers Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness examination of Yonkers Savings was as of December 31,

1996. When these examinations are conducted by the OTS and the FDIC, the examiners may require Yonkers Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Yonkers Savings' OTS assessment for the fiscal year ended September 30, 1997 was approximately $71,000.

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

         Yonkers Savings' general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, Yonkers Savings' lending limit under this restriction was $5.6 million. Yonkers Savings is in compliance with the loans-to-one borrower limitation.

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

         In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Company's special assessment, which was approximately $1.2 million, was paid in November 1996, but accrued for the fiscal year ended September 30, 1996. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the FICO bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1997, Yonkers Savings had no intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At September 30, 1997, Yonkers Savings had one "includable" subsidiary.

         At September 30, 1997, Yonkers Savings had tangible capital of $37.1 million, or 12.1% of adjusted total assets, which is $32.5 million above the minimum requirement of 1.5% in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. At September 30, 1997, Yonkers Savings had no intangible assets. In accordance with the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At September 30, 1997, Yonkers Savings had core capital equal to $37.1 million, or 12.1% of adjusted total assets, which is $27.9 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, Yonkers Savings had no capital instruments that qualify as supplementary capital and $1.1 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Yonkers Savings had no such exclusions from capital and assets at September 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         At September 30, 1997, Yonkers Savings had total capital of $38.2 million (including $37.1 million in core capital and $1.1 million in qualifying supplementary capital) and risk-weighted assets of $119.1 million (including $4.9 million in converted off-balance sheet items), or total capital of 32.1% of risk-weighted assets. This amount was $28.7 million above the 8% requirement in effect on that date.

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

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including Yonkers Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. The minimum liquid asset ratio of 5% at September 30, 1997 was subsequently reduced to 4%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) were required to equal at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings at September 30, 1997. Subsequent to that date, the OTS eliminated the short-term liquidity requirement.

         Penalties may be imposed upon associations for violations of the liquidity requirement. At September 30, 1997, Yonkers Savings was in compliance with both requirements, with an overall liquid asset ratio of 6.5% and a short-term liquid asset ratio of 2.1%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Yonkers Savings believes it is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including Yonkers Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments, primarily residential housing related loans and investments. At September 30, 1997, Yonkers Savings met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible for additional FHLB advances and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB advances, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified public information requirements, each affiliate is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, Yonkers Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

         As a member, Yonkers Savings is required to purchase and maintain stock in the FHLB of New York. At September 30, 1997, Yonkers Savings had $3.0 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1997, dividends paid by the FHLB of New York to Yonkers Savings totaled $121,000 compared to $72,000 for fiscal 1996. Over the past five calendar years (1992-1996) such dividends have averaged 8.0% and were 6.4% for calendar year 1996.

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

         Savings associations such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is also computed under the experience method. Historically, a percentage of taxable income method was also available in computing the qualifying loan bad debt deduction; however, this method is no longer available for tax years beginning after December 31, 1995.

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method is not available to the Association for its tax years ending September 30, 1997 and thereafter.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of September 30, 1988. Recapture of the excess reserves will occur over a six-year period which could begin for the Association as early as the tax year ending September 30, 1998 (commencement of the recapture period may be delayed, however, until the year ending September 30, 1999 provided the Association continues to meet certain residential lending requirements). The Association previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

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

         In addition to the regular income tax, corporations generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and net operating losses can offset no more than 90% of alternative minimum taxable income. The Association and the Company have not been subject to the alternative minimum tax.

         The Association has been audited by the IRS with respect to federal income tax returns through September 30, 1991, and all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

         New York State. The Association and the Holding Company currently file combined New York State tax returns on a fiscal year basis. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward). In addition, New York also imposes a Metropolitan Commuter Transportation District surcharge of 17% that is assessed on the amount of the New York State Franchise tax.

         In July 1996, New York State enacted legislation to preserve the use of the percentage of taxable income bad debt deduction for state tax purposes. In general, the legislation provides for a deduction equal to 32% of the Association's New York State taxable income, which is comparable to the deductions permitted under the prior tax law. The legislation also provides for a floating base year, which will allow the Association to change from the percentage of taxable income method to the experience method without recapture of any reserve. Previously, the Association had established a deferred New York State tax liability for the excess of its New York State tax bad debt reserves over the amount of its base-year New York State reserves. Since the new legislation effectively eliminated the reserves in excess of the base-year balances, the Company reduced its deferred tax liability by $100,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

         Generally, New York State tax law has requirements similar to federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the 1996 legislation, New York continues to require that at least 60% of the Association's assets consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Association expects to continue to meet the 60% requirement and does not anticipate engaging in any of the transactions which would require recapture of its base-year reserves (such as changing to a commercial bank charter). Accordingly, under SFAS No. 109, it has not provided any deferred tax liability on such reserves.

         Delaware. As a Delaware company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2. Properties

         The following table sets forth information concerning the Company's properties at September 30, 1997. The Company's premises had an aggregate net book value of approximately $329,000 at that date.

                                           Year                              Net Book Value at
          Location                    Acquired/Leased   Owned or Leased     September 30, 1997
--------------------------------      ---------------   ---------------     ------------------
                                                                              (In Thousands)
Corporate Headquarters:
6 Executive Plaza                         1996             Leased                    $  11
Yonkers, New York  10701-9858

Main Office:
One Manor House Square                    1976              Owned                      146
Yonkers, New York  10701-2701

Full Service Branches:
780 Palisade Avenue                       1989             Leased                       42
Yonkers, New York  10703

1759 Central Park Avenue                  1977             Leased                       65
Yonkers, New York  10710-2828

2320 Central Park Avenue                  1986             Leased                       65
Yonkers, New York  10710-1216


         Yonkers Savings has entered into an agreement with BJ's Wholesale Club, Inc. for in-store branching. An in-store branch opened on December 22, 1997 in BJ's location in Wappingers Falls, New York. The Association's agreement gives it the right of first refusal to establish an in-store branch in any of BJ's remaining or future clubs located in Dutchess, Putnam, Rockland, and Westchester Counties, New York.

         The Company believes that its current facilities are adequate to meet present needs. In the future, the Company intends to continue to explore branching opportunities to the extent they develop, although no specific proposals are currently under consideration, other than the possibility of additional in-store branches under the agreement described above.

         The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the computer equipment utilized by the Company at September 30, 1997 was approximately $125,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         Page 55 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

         Pages 4 and 5 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 6 through 25 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The section "Interest Rate Risk Management", appearing on pages 20 and 22 of the attached 1997 Annual Report to Stockholders, is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         Pages 28 through 56 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III


Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers Who Are Not Directors

         The following are the Company's executive officers who are not also directors as of September 30, 1997.

         Joseph L. Macchia. Mr. Macchia, age 46, has been Vice President and Secretary to the Association since 1991, and Vice President and Secretary of the Holding Company since its formation. Mr. Macchia was named Chief Operations Officer in January 1997. Mr. Macchia is responsible for the Association's branch administration, consumer lending and savings operations. He is also responsible for the Association's Bank Secrecy Act compliance. Prior to such time, Mr. Macchia served as the Association's Vice President. Mr. Macchia has been employed by the Association since 1972.

         Joseph D. Roberto. Mr. Roberto, age 45, is the Vice President, Treasurer and Chief Financial Officer of the Holding Company, a position he has held since its formation, and is Vice President, Treasurer and Chief Financial Officer of the Association. Mr. Roberto was appointed the Association's Vice President and Treasurer in 1991 and Chief Financial Officer in 1995. Mr. Roberto is responsible for the Accounting Department, interest rate risk and asset/liability management as well as financial reporting. Prior to 1991, Mr. Roberto served as the Association's Secretary and Treasurer. Mr. Roberto has been employed by the Association since 1973.

         Philip Guarnieri. Mr. Guarnieri, age 40, is the Vice President and Chief Lending Officer of the Association. Mr. Guarnieri was appointed Vice President and Chief Lending Officer in July 1996. Prior to joining the Association, Mr. Guarnieri was the Vice President for loan origination at Home Federal Savings Bank, Queens, New York. Mr. Guarnieri is responsible for the administration of the Association's real estate lending programs.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met, with the exception of certain transactions in a nominal amount of the Company's stock made by a partnership in which director emeritus John S. Kulacz had a beneficial interest. Mr. Kulacz has recently filed a Form 4 to reflect these transactions.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1)  Financial Statements

         The following information appearing in the Company's 1997 Annual Report to Stockholders is herein incorporated by reference:

       Item                                           Pages in Annual Report
       ----                                           ----------------------
Independent Auditors' Report                                 Page 27

Consolidated Balance Sheets as of September 30,
1997 and 1996                                                Page 28

Consolidated Statements of Income for the Years
 Ended September 30, 1997, 1996 and 1995                     Page 29

Consolidated Statements of Changes in Stockholders'
 Equity for the Years Ended September 30, 1997, 1996
  and 1995                                                   Page 30

Consolidated Statements of Cash Flows for the Years
 Ended September 30, 1997, 1996 and 1995                     Page 31

Notes to Consolidated Financial Statements                   Pages 32 through 54

         (a) (2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is not applicable or has been included in the Consolidated Financial Statements.

         (a) (3)  Exhibits

                                                                                                            Sequential Page
                                                                                Reference to                  Number Where
                                                                                 Prior Filing              Attached Exhibits
  Regulation S-K                                                                  or Exhibit              are Located in this
      Exhibit                                                                  Number Attached                 Form 10-K
      Number                              Document                                 Hereto                       Report
      ------                              --------                                 ------                       ------
       3(a)        Certificate of Incorporation                                       *                     Not applicable
       3(b)        By-Laws                                                            *                     Not applicable
         4         Instruments defining the rights of security holders,               *                     Not applicable
                    including debentures
         9         Voting Trust Agreement                                           None                    Not applicable
        10         Material Contracts
                     Employment Contract                                              *                     Not applicable
                     Management Recognition Plan and Stock
                       Option and Incentive Plan                                      *                     Not applicable
                   Change-in-Control Severance Agreements                            **                     Not applicable
        11         Statement re: computation of per share earnings              Not required                Not applicable
        12         Statement re: computation of ratios                          Not required                Not applicable
        13         Annual Report to Security Holders                                 13
        16         Letter re: change in certifying accountants                      None                    Not applicable
        18         Letter re: change in accounting principles                       None                    Not applicable
        19         Previously unfiled documents                                     None                    Not applicable
        21         Subsidiaries of Registrant                                        21
        22         Published report regarding matters submitted to vote             None                    Not applicable
                    of security holders
        23         Consents of Experts and Counsel                                   23
        24         Power of Attorney                                            Not required                Not applicable
        27         Financial Data Schedule                                           27
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

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1997, no current reports on Form 8-K were filed by the Holding Company.

                                                    SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   YONKERS FINANCIAL CORPORATION


                                   By:      /s/ Richard F. Komosinski
                                            ------------------------------------
                                            Richard F. Komosinski, President,
                                            Chief Executive Officer and Director
                                            (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Richard F. Komosinski                       /s/ William G. Bachop
---------------------------------               --------------------------------
Richard F. Komosinski, President,               William G. Bachop, Chairman
Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date: December 29, 1997                         Date:    December 29, 1997
      ---------------------------                        -----------------------

/s/ Michael J. Martin                           /s/ Charles D. Lohrfink
---------------------------------               --------------------------------
Michael J. Martin,  Director                    Charles D. Lohrfink, Director

Date:    December 29, 1997                      Date:    December 29, 1997
         ------------------------                        -----------------------

/s/ Donald R. Angelilli                        /s/ Eben T. Walker
--------------------------------               ---------------------------------
Donald R. Angelilli, Director                  Eben T. Walker, Director

Date:    December 29, 1997                     Date:     December 29, 1997
         -----------------------                         -----------------------

/s/ P. Anthony Sarubbi                        /s/ Joseph D. Roberto
--------------------------------              ----------------------------------
P. Anthony Sarubbi, Director                  Joseph D. Roberto
                                              Vice President, Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Date:    December 29, 1997                    Date:      December 29, 1997
         -----------------------                         -----------------------