Form 10-Q
period 1997-12-31
YONKERS FINANCIAL CORP
filed 1998-02-13
CIK 1005508

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                     --------------------     ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock       Number of Shares Outstanding, December 31, 1997
-----------------------       -----------------------------------------------

    $.01 Par Value                               3,020,763

                         YONKERS FINANCIAL CORPORATION
                                   FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             Consolidated Balance Sheets at December 31, 1997 and
               September 30, 1997.......................................     1
             Consolidated Statements of Income for the Three Months
               Ended December 31, 1997 and 1996.........................     2
             Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended December 31, 1997.............     3
             Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 1997 and 1996.........................     4
             Notes to Consolidated Financial Statements.................     5
Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations............     8
Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk..............................................    16

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings..........................................    17
Item 2.      Changes in Securities......................................    17
Item 3.      Defaults Upon Senior Securities............................    17
Item 4.      Submission of Matters to a Vote of Security Holders........    17
Item 5.      Other Information..........................................    17
Item 6.      Exhibits and Reports on Form 8-K...........................    17
             Signature Page.............................................    18


Explanatory Note: This Quarterly Report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

Part I. Item 1.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                   At December 31, 1997        At September 30, 1997
                                                                   --------------------        ---------------------
ASSETS

Cash and cash equivalents:
    Cash and due from banks                                                      $2,796                      $2,046
    Short-term investments                                                        1,159                       1,547
                                                                                 ------                      ------
         Total cash and cash equivalents                                          3,955                       3,593
                                                                                 ------                      ------

Securities:
     Available for sale, at fair value (amortized cost of $107,262
       at December 31, 1997 and $85,336 at September 30, 1997)                  108,433                      86,286
     Held to maturity, at amortized cost (fair value of $70,415
       at December 31, 1997 and $76,902 at September 30, 1997)                   69,810                      76,329
                                                                                -------                     -------
          Total securities                                                      178,243                     162,615
                                                                                -------                     -------

Real estate mortgage loans held for sale, at lower
        of cost or market value                                                       -                      20,437
                                                                                -------                      ------

Loans receivable, net:
     Real estate mortgage loans                                                 134,739                     112,357
     Consumer and commercial business loans                                       7,443                       7,419
     Allowance for loan losses                                                   (1,170)                     (1,093)
                                                                                -------                     -------
          Total loans receivable, net                                           141,012                     118,683
                                                                                -------                     -------

Accrued interest receivable                                                       2,866                       2,845
Federal Home Loan Bank ("FHLB") stock                                             3,402                       3,005
Office properties and equipment, net                                              1,132                         902
Other assets                                                                      1,192                         876
                                                                                -------                     -------

          Total assets                                                         $331,802                    $312,956
                                                                               ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                  $216,882                    $207,933
     Securities repurchase agreements                                            67,787                      54,096
     FHLB advances                                                                    -                       6,000
     Deferred income taxes                                                          145                          58
     Other liabilities                                                            2,064                         991
                                                                                -------                     -------
          Total liabilities                                                     286,878                     269,078
                                                                                -------                     -------

Stockholders' equity (note 2):
     Preferred stock (par value $0.01 per share; 100,000
       shares authorized; none issued or outstanding)                                 -                           -
     Common stock (par value $0.01 per share: 4,500,000
       shares authorized; 3,570,750 shares issued)                                   36                          36
     Additional paid-in capital                                                  34,864                      34,734
     Unallocated common stock held by employee stock
        ownership plan ("ESOP")                                                  (2,357)                     (2,428)
     Unamortized awards of common stock under management
        recognition plan ("MRP")                                                 (1,055)                     (1,125)
     Treasury stock, at cost (549,987 shares)                                    (7,513)                     (7,513)
     Retained income, substantially restricted                                   20,247                      19,605
     Net unrealized gain on available-for-sale
       securities, net of taxes                                                     702                         569
                                                                                -------                     -------
          Total stockholders' equity                                             44,924                      43,878
                                                                                -------                     -------

          Total liabilities and stockholders' equity                           $331,802                    $312,956
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

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                      (In thousands, except per share data)



                                                       For the Three Months
                                                       Ended December 31,
                                                    --------------------------
                                                       1997              1996
                                                       ----              ----
Interest and dividend income:
   Loans                                             $3,081            $1,880
   Securities                                         2,864             2,734
   Other earning assets                                 109               126
                                                      -----             -----

     Total interest and dividend income               6,054             4,740
                                                      -----             -----

Interest expense:
   Deposits                                           2,186             1,907
   Securities repurchase agreements                     801               253
   FHLB advances                                         44                69
                                                      -----             -----

     Total interest expense                           3,031             2,229
                                                      -----             -----

       Net interest income                            3,023             2,511

Provision for loan losses                               175                75
                                                      -----             -----

       Net interest income after provision for
           loan losses                                2,848             2,436
                                                      -----             -----

Non-interest income:
   Service charges and fees                             221               184
   Net gain (loss) on sales of real estate
      mortgage loans held for sale                      136                (5)
   Net loss on sales of securities                      (15)               (1)
   Other                                                 15                24
                                                      -----             -----

      Total non-interest income                         357               202
                                                      -----             -----

Non-interest expense:
   Compensation and benefits                            992               857
   Occupancy and equipment                              212               166
   Federal deposit insurance costs                       32                90
   Data processing service fees                         131               110
   Other                                                462               360
                                                      -----             -----

      Total non-interest expense                      1,829             1,583
                                                      -----             -----

        Income before income tax expense              1,376             1,055

Income tax  expense                                     568               388
                                                      -----             -----

       Net income                                      $808              $667
                                                      =====             =====

       Earnings per common share (note 3):
          Basic                                       $0.30             $0.22
          Diluted                                      0.29              0.22

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                                                  Unamortized
                                                                                                 Unallocated       Awards of
                                                                                 Additional        Common            Common
                                                                  Common          Paid-in        Stock Held          Stock
                                                                   Stock          Capital          by ESOP         Under MRP
                                                                ------------    -------------   --------------   ---------------
Balance at September 30, 1997                                           $36          $34,734          ($2,428)          ($1,125)

    Net income                                                       -               -                -                -
    Dividends paid ($0.06 per share)                                 -               -                -                -
    Amortization of MRP awards                                       -               -                -                      70
    Tax benefits from vested MRP awards                              -                    62          -                -
    ESOP shares released for allocation (7,141 shares)               -                    68               71          -
    Increase in net unrealized gain on
        available-for-sale securities, net of taxes                  -               -                -                -

                                                                ------------    -------------   --------------   ---------------
Balance at December 31, 1997                                            $36          $34,864          ($2,357)          ($1,055)
                                                                ============    =============   ==============   ===============

                                                                                                   Net
                                                                                                Unrealized             Total
                                                              Treasury        Retained           Gain on          Stockholders'
                                                                Stock          Income           Securities             Equity
                                                             ------------   -------------    -----------------    -----------------
Balance at September 30, 1997                                    ($7,513)        $19,605                 $569             $ 43,878

    Net income                                                    -                  808            -                          808
    Dividends paid ($0.06 per share)                              -                 (166)           -                         (166)
    Amortization of MRP awards                                    -              -                  -                           70
    Tax benefits from vested MRP awards                           -              -                  -                           62
    ESOP shares released for allocation (7,141 shares)            -              -                  -                          139
    Increase in net unrealized gain on
        available-for-sale securities, net of taxes               -              -                        133                  133

                                                             ------------   -------------    -----------------    -----------------
Balance at December 31, 1997                                     ($7,513)        $20,247                 $702              $44,924
                                                             ============   =============    =================    =================


See accompanying notes to unaudited consolidated financial statements

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                               For the Three Months
                                                                                               Ended December 31,
                                                                                           -----------------------------
                                                                                           1997                     1996
                                                                                           ----                     ----
Cash flows from operating activities:
   Net income                                                                              $808                     $667
   Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                        175                       75
           Depreciation and amortization expense                                             58                       43
           Amortization of deferred fees, discounts and premiums, net                       (33)                     (78)
           Net (gain) loss on sales of real estate mortgage loans held for sale            (136)                       5
           Net loss (gain) on sales of securities                                            15                        1
           Other adjustments, net                                                             7                      (76)
                                                                                        --------                 --------
               Net cash provided by operating activities                                    894                      637
                                                                                        --------                 --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                           (30,833)                 (16,060)
   Proceeds from principal payments, maturities and calls of securities:
        Available-for-sale                                                                3,214                    2,851
        Held-to-maturity                                                                  6,539                    5,174
   Proceeds from sales of securities:
        Available-for-sale                                                                5,670                      556
        Held-to-maturity                                                                      0                      235
    Disbursements for loan originations                                                 (30,029)                  (3,851)
    Principal collections on loans                                                        5,190                    2,454
    Proceeds from sales of loans                                                         22,877                      377
    Purchase of FHLB stock                                                                 (397)                       -
    Other investing cash flows, net                                                        (107)                    (164)
                                                                                        --------                 --------
               Net cash used in investing activities                                    (17,876)                  (8,428)
                                                                                        --------                 --------

Cash flows from financing activities:
    Net increase in deposits                                                              8,949                    3,612
    Net increase (decrease) in borrowings with
        original terms of three months or less:
            Securities repurchase agreements                                             (1,309)                   9,415
            FHLB advances                                                                (6,000)                  (4,500)
     Proceeds from longer-term securities repurchase agreements                          15,000                        -
     Common stock repurchased                                                                 -                   (6,450)
     Dividends paid                                                                        (166)                    (149)
     Other financing cash flows                                                             870                        -
                                                                                        --------                 --------
               Net cash provided by financing activities                                 17,344                    1,928
                                                                                        --------                 --------

Net increase (decrease) in cash and cash equivalents                                        362                   (5,863)
Cash and cash equivalents at beginning of period                                          3,593                   12,500
                                                                                        --------                 --------

Cash and cash equivalents at end of period                                               $3,955                   $6,637
                                                                                        ========                 ========

Supplemental information:
     Interest paid                                                                       $2,977                   $2,229
     Income taxes paid                                                                      110                        -
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

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1998.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 1997, included in the Form 10-K.

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

     On October 30, 1996, the Company's stockholders approved (i) the Yonkers Financial Corporation 1996 Management Recognition Plan ("MRP") and (ii) the Yonkers Financial Corporation 1996 Stock Option and Incentive Plan (the "Option Plan"). The Holding Company funded the MRP in the quarter ended December 31, 1996 by purchasing 4% of its outstanding common stock, or 142,830 shares, in the open market at a total cost of $1.8 million. Grants for a total of 108,905 shares have been made to employees and directors under the MRP, and the remaining 33,925 shares are included in treasury stock. Under the Option Plan, grants of 285,233 options have been made through December 31, 1997, at a weighted average exercise price of approximately $13.01 per share.

     On May 1, 1997, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 158,987 shares, for the treasury. The Holding Company completed this repurchase in the quarter ended September 30, 1997 at a total cost of $2.5 million.

(3)  Earnings Per Share
     ------------------

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires presentation of both basic earnings per share ("EPS") and diluted EPS by all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. SFAS No. 128 requires the restatement of all prior period EPS data to conform to the new requirements.

     The table below summarizes the number of shares utilized in the Company's EPS calculations for the three months ended December 31, 1997 and 1996. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

                                                            For the Three Months
                                                             Ended December 31,
                                                             ------------------
                                                              1997        1996
                                                              ----        ----
                                                               (In Thousands)

Weighted average common shares outstanding
     for computation of basic EPS (1)                         2,692      3,014
Common-equivalent shares due to the dilutive effect of
     stock options and MRP awards (2)                            91          -
                                                              -----      -----
Weighted average common shares for computation of
    diluted EPS                                               2,783      3,014
                                                              =====      =====

(1) Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.
(2) Computed using the treasury stock method. Stock options and MRP awards had an anti-dilutive effect in the three months ended December 31, 1996.

Part I. Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1997 and September 30, 1997

     Total assets at December 31, 1997 increased $18.8 million to $331.8 million from $313.0 million at September 30, 1997. Asset growth was funded primarily through proceeds from borrowings under securities repurchase agreements and deposit inflows. Borrowings under securities repurchase agreements increased $13.7 million to $67.8 million at December 31, 1997 from $54.1 million at September 30, 1997. Deposit liabilities increased $9.0 million to $216.9 million at December 31, 1997 from $207.9 million at September 30, 1997.

     Funds provided by borrowings and deposit growth, as well as proceeds from sales of loans held for sale, were primarily invested in new securities and loans. Total securities increased $15.6 million to $178.2 million at December 31, 1997 from $162.6 million at September 30, 1997. Overall, total loans (loans receivable and loans held for sale) increased $1.9 million to $141.0 million at December 31, 1997 from $139.1 million at September 30, 1997. This increase primarily reflects originations (net of principal payments) of $25.0 million, less $22.9 million in loans sold. The $1.9 million net increase primarily reflects increases of $2.3 million in one-to four-family mortgage loans and $188,000 in multi-family loans, partially offset by decreases of $346,000 in commercial real estate loans, $263,000 in construction loans and $162,000 in land loans.

     The securities portfolio at December 31, 1997 reflects a $22.1 million increase in available-for-sale securities and a $6.5 million decrease in held-to-maturity securities, compared to September 30, 1997. The increase in available-for-sale securities primarily reflects purchases of $30.8 million (including purchases of longer term, fixed rate securities funded with borrowings under repurchase agreements), partially offset by $3.2 million in principal payments, maturities and calls, and $5.7 million in proceeds from sales. The Company's overall interest rate risk, as measured by the sensitivity of its net portfolio value to instantaneous interest rate changes, may have increased somewhat as a result of funding a portion of these security purchases with shorter term borrowings. The decrease in held-to-maturity securities primarily reflects principal payments, maturities and calls of $6.5 million. Available-for-sale securities represented 60.8% of the total securities portfolio at December 31, 1997, compared to 53.1% at September 30, 1997. Management has increased the level of available-for-sale securities to enhance the Company's overall financial flexibility, including the ability to reposition the portfolio or reduce borrowings in response to changes in interest rates and other market conditions.

     Borrowings at December 31, 1997 reflect a $13.7 million increase in securities repurchase agreements to $67.8 million compared to $54.1 million at September 30, 1997, partially offset by a $6.0 million decrease in FHLB advances. The Company began to utilize repurchase agreements during the quarter ended September 30, 1996 as a means of leveraging available capital to support further asset growth (primarily available-for-sale securities) and increase net interest income. For information regarding the terms of the repurchase agreements, see "Liquidity and Capital Resources".

     Stockholders' equity increased $1.0 million, from $43.9 million at September 30, 1997 to $44.9 million at December 31, 1997. The increase is primarily attributable to net income of $642,000 retained after dividends and an increase of $133,000 in the after-tax net unrealized gain on available-for-sale securities. The ratio of stockholders' equity to total assets was 13.54% at December 31, 1997 compared to 14.02% at September 30, 1997. Book value per share (computed based on total shares issued less treasury shares) was $14.87 at December 31, 1997, up from $14.53 at September 30, 1997. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

     Total non-performing assets increased $113,000, from $1.5 million at September 30, 1997 to $1.6 million at December 31, 1997, reflecting a net increase of $223,000 in non-accrual loans past due ninety days or more partially offset by a $110,000 net reduction in real estate owned. The ratio of non-performing assets to total assets was 0.49% at December 31, 1997 compared to 0.48% at September 30, 1997. The allowance for loan losses was $1.2 million or 0.82% of total loans receivable at December 31, 1997, compared to $1.1 million or 0.90% at September 30, 1997. The ratio of the allowance for loan losses to non-performing loans was 85.97% at December 31, 1997 compared to 96.05% at September 30, 1997.


Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

     Net income for the three months ended December 31, 1997 was $808,000 or basic earnings per common share of $0.30, compared to net income of $667,000 or basic earnings per common share of $0.22 for the quarter ended December 31, 1996. Diluted earnings per common share were $0.29 for the quarter ended December 31, 1997 compared to $0.22 for the same period in 1996. The $141,000 increase in net income was primarily attributable to a $512,000 increase in net interest income and a $155,000 increase in non-interest income, partially offset by a $246,000 increase in non-interest expense, a $180,000 increase in income tax expense and a $100,000 increase in the provision for loan losses.

     Net interest income increased $512,000 to $3.0 million for the three months ended December 31, 1997 from $2.5 million for the three months ended December 31,1996. The increase reflects higher average interest-earning assets primarily attributable to the reinvestment of proceeds from borrowings and deposit growth. The interest rate spread was 3.19% for the current quarter compared to 3.20% for the quarter ended December

31, 1996, while the net interest margin was 3.88% in the current quarter compared to 3.91% in the year ago period.

     Interest and dividend income totaled $6.1 million for the three months ended December 31, 1997, an increase of $1.4 million compared to $4.7 million for the three months ended December 31, 1996. This increase reflects the effect of a $55.3 million increase in total average interest-earning assets and a 37 basis point increase in the average yield on such assets to 7.76% for the three months ended December 31, 1997 from 7.39% for the same period in the prior year.

     Interest income on loans increased $1.2 million for the three months ended December 31, 1997 compared to the same period in the prior year, reflecting the effect of a $53.7 million increase in the average balance partially offset by a 17 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans in the current interest rate environment.

     On a combined basis, interest and dividend income on mortgage-backed and other securities increased $130,000 to $2.8 million for the three months ended December 31, 1997 from $2.7 million for the three months ended December 31, 1996. Interest on mortgage-backed securities increased by $390,000, attributable to the effects of a $19.7 million increase in the average balance and a 22 basis point increase in the average yield, while interest on other securities declined by $260,000, primarily attributable to a $17.6 million decrease in the average balance.

     Interest and dividend income on other earning assets decreased $17,000, attributable to a $349,000 decrease in the average balance and a 60 basis point decrease in the average yield.

     Interest expense totaled $3.0 million for the three months ended December 31, 1997, an increase of $802,000 compared to interest expense of $2.2 million for the three months ended December 31, 1996. Interest expense on deposits increased $279,000 compared to the same period in the prior year, reflecting the effect of an $18.2 million increase in the average balance and an 18 basis point increase in the average rate on interest-bearing deposits to 4.21% for the three months ended December 31, 1997 from 4.03% for the prior-year quarter. The increase in average interest-bearing deposits consisted of a $13.4 million increase in average savings certificate accounts (to $119.6 million from $106.2 million) and a $7.1 million increase in average NOW, club and money market accounts (to $42.8 million from $35.7 million), partially offset by a $2.3 million decrease in average regular savings accounts (to $45.1 million from $47.4 million).

     Interest expense on borrowings increased $523,000 to $845,000 for the three months ended December 31, 1997 from $322,000 for the three months ended December

31, 1996, as the Company continued to increase borrowings to leverage available capital and support further asset growth. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements, which had an average balance of $54.5 million and an average rate of 5.88% for the three months ended December 31, 1997 compared to $18.0 million and 5.62%, respectively, for the prior-year quarter. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

     The provision for loan losses was $175,000 and $75,000 for the three months ended December 31, 1997 and 1996, respectively. The current-quarter provision reflects the impact of higher net charge-offs and growth in loans receivable compared to the same period in the prior year. Net loan charge-offs were $98,000 during the three months ended December 31, 1997, compared to $6,000 during the same period in 1996. The increase in net charge-offs in the 1997 period was primarily attributable to the settlement of two loans for the construction of one-to four-family real estate. Non-performing loans totaled $1.4 million at December 31, 1997, up from $1.1 million at September 30, 1997 and down from $2.6 million at December 31, 1996. The ratio of non-performing loans to total loans receivable was 0.95% at December 31, 1997, compared to 0.94% at September 30, 1997 and 2.91% at December 31, 1996. The allowance for loan losses was $1.2 million or 0.82% of total loans receivable at December 31, 1997, compared to $1.1 million or 0.90% at September 30, 1997 and $1.0 million or 1.12% at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 85.97% at December 31, 1997, compared to 96.05% at September 30, 1997 and 38.62% at December 31, 1996.

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

     The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                   December 31, 1997    September 30, 1997      December 31, 1996
                                                   -----------------    ------------------      -----------------
                                                                      (Dollars in thousands)
Non-performing loans                                    $1,361                 $1,138                  $2,605

Real estate owned, net                                     269                    379                     564
                                                        ------                 ------                  ------
Total non-performing assets                             $1,630                 $1,517                  $3,169
                                                        ======                 ======                  ======

Non-performing loans to total loans receivable            0.95%                  0.94%                   2.91%

Non-performing assets to total assets                     0.49%                  0.48%                   1.21%

Allowance for loan losses to:

      Non-performing loans                               85.97%                 96.05%                  38.62%

      Total loans receivable                              0.82%                  0.90%                   1.12%

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures (principally loans in the commercial mortgage, multi-family, construction and land loan portfolios). SFAS No. 114 does not apply to smaller-balance homogeneous loans in the Company's one-to four-family mortgage and consumer loan portfolios. The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage, construction and land loans totaling $773,000 at December 31, 1997 and $740,000 at September 30, 1997. All of these loans were collateral-dependent loans measured based on the fair value of the collateral in accordance with SFAS No.
114. The Company determines the need for an allowance for impairment under SFAS No. 114 on a loan-by-loan basis. At December 31, 1997 and September 30, 1997, such an allowance was not required with respect to the Company's impaired loans due to the sufficiency of the related collateral values. The average recorded investment in impaired loans was $757,000 for the three months ended December 31, 1997. Interest income recognized on impaired loans (while such loans were considered to be impaired) was not significant for the three months ended December 31, 1997 and 1996.

     Non-interest income for the three months ended December 31, 1997 increased $155,000 to $357,000 from $202,000 for the three months ended December 31, 1996. Increases of $141,000 in the net gain (loss) on sales of loans held for sale and $37,000 in service charges and fee income were partially offset by an increase of $14,000 in the net loss on sales of securities. The increase in the net gain on sales of loans reflects increased sales activity, as $22.9 million in loan sales were completed (with servicing retained) during the current quarter, including the sale of loans which were classified as held for sale at September 30, 1997. The increase in service charges and fee income primarily reflects increases in transaction volume.

     Non-interest expense for the three months ended December 31, 1997 increased $246,000 to $1.8 million from $1.6 million for the three months ended December 31, 1996. The increase was primarily attributable to an increase in compensation and benefits expense of $135,000 and an increase in other non-interest expense of $102,000, partially offset by a decrease of $58,000 in Federal deposit insurance costs. The increase in compensation and benefits expense primarily reflects increased costs due to additional staffing and a $48,000 increase in employee stock ownership plan expenses due to an increase in the Company's stock price, partially offset by a $75,000 charge in the year-ago quarter for a payment made to the estate of the Company's former Senior Vice President, who died during 1996, in recognition of his past service to the Association. The increase in other non-interest expense was primarily attributable to additional advertising expenses and costs associated with the Company's expanded activities and asset growth. The decrease in Federal deposit insurance costs reflects lower deposit insurance rates subsequent to the recapitalization of the Savings Association Insurance Fund.

     Income tax expense increased $180,000 from $388,000 for the three months ended December 31, 1996 to $568,000 for the three months ended December 31, 1997, primarily reflecting higher pre-tax income.


Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and borrowings; principal and interest payments on loans and securities; and proceeds from sales of loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

     The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends received from the Association, if any. The main cash flows are payments of dividends to shareholders and any repurchases of the Holding Company's common stock.

     The Company is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. Effective November 24, 1997, the OTS reduced the liquid asset requirement from 5.0% to 4.0% and eliminated the 1.0% short-term liquidity ratio. At December 31, 1997, the Company's total liquidity ratio was 8.1%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

     The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At December 31, 1997, the Company had outstanding loan origination commitments of $27.1 million, unadvanced home equity lines of credit of $4.1 million and undisbursed construction loans in process of $1.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At December 31, 1997, the Company had the ability to obtain additional FHLB advances of approximately $81.6 million. Certificates of deposit scheduled to mature in one year or less from December 31, 1997 totaled $73.9 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at December 31, 1997 consisted of $67.8 million in borrowings under securities repurchase agreements. In these agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the three months ended December 31, 1997, the average borrowings under these agreements amounted to $57.4 million and the maximum month-end balance outstanding was $67.8 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of December 31, 1997 is summarized as follows:


                    Repurchase Borrowings
--------------------------------------------------------------
                                      Accrued        Weighted    Fair Value
   Remaining Term                     Interest        Average    Of Collateral
    to Maturity          Amount      Payable (1)       Rate      Securities (2)
    -----------          ------      -----------       ----      --------------
                                     (Dollars in thousands)
   Under 30 days        $17,640          $ 53          6.03%         $18,798
   30 days to 1 year     14,547           163          5.91           16,224
   Over 1 year           35,600           191          5.80           36,532
                        -------          ----                        -------
        Total           $67,787          $407          5.89%         $71,554
                        =======          ====                        =======

(1)   Included in other liabilities in the consolidated balance sheet.
(2) Represents the fair value of the mortgage-backed securities ($64.1 million) and other debt debt securities ($6.9 million) which were transferred to the counterparty, including accrued interest receivable of $554,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $67.1 million and $3.9 million, respectively.

     At December 31, 1997, the Company's "amount at risk" (excess of the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York over the amount of the repurchase liability) was approximately $3.4 million. The weighted average remaining maturity of these agreements was approximately 25 months.

     At December 31, 1997, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 11.6% of total adjusted assets, which is above the required level of 1.5%; core capital of 11.6% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 30.8%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.


Year 2000 Compliance

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact on the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

     The Company, working with its outside service providers, has developed a plan to ensure that its computer systems are year 2000 compliant. The Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.


Part I. Item 3.

Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's interest rate risk position since September 30, 1997. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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


                                      YONKERS FINANCIAL CORPORATION
                                      -----------------------------
                                      (Registrant)


Date: February 13, 1998               /s/ Richard F. Komosinski
                                      -------------------------
                                      Richard F. Komosinski,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: February 13, 1998                /s/ Joseph D. Roberto
                                       ----------------------
                                       Joseph D. Roberto
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)