Form 10-Q
period 1998-03-31
YONKERS FINANCIAL CORP
filed 1998-05-15
CIK 1005508

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock          Number of Shares Outstanding, March 31, 1998
-----------------------          --------------------------------------------

    $0.01 Par Value                               3,015,763

                         YONKERS FINANCIAL CORPORATION
                                   FORM 10-Q
                     QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                                           Page
                                                                          Number
                                                                          ------

                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 1998 and
            September 30, 1997............................................   1

          Consolidated Statements of Income for the Three and Six
            Months Ended March 31, 1998 and 1997..........................   2

          Consolidated Statement of Changes in Stockholders' Equity for
            the Six Months Ended March 31, 1998...........................   3

          Consolidated Statements of Cash Flows for the Six Months Ended
            March 31, 1998 and 1997.......................................   4

          Notes to Consolidated Financial Statements......................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  18


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  19
Item 2.   Changes in Securities...........................................  19
Item 3.   Defaults Upon Senior Securities.................................  19
Item 4.   Submission of Matters to a Vote of Security Holders.............  19
Item 5.   Other Information...............................................  19
Item 6.   Exhibits and Reports on Form 8-K................................  19
          Signature Page..................................................  20


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

Part I. Item 1.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                   At March 31, 1998    At September 30, 1997
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                $   6,188                $   2,046
    Short-term investments                                                     1,024                    1,547
                                                                           ---------                ---------
         Total cash and cash equivalents                                       7,212                    3,593
                                                                           ---------                ---------
Securities:
     Available for sale, at fair value (amortized cost of $105,597
       at March 31, 1998 and $85,336 at September 30, 1997)                  106,488                   86,286
     Held to maturity, at amortized cost (fair value of $60,757
       at March 31, 1998 and $76,902 at September 30, 1997)                   60,200                   76,329
                                                                           ---------                ---------
          Total securities                                                   166,688                  162,615
                                                                           ---------                ---------
Real estate mortgage loans held for sale, at lower
        of cost or market value                                               10,486                   20,437
                                                                           ---------                ---------
Loans receivable, net:
     Real estate mortgage loans                                              143,737                  112,357
     Consumer and commercial business loans                                    7,541                    7,419
     Allowance for loan losses                                                (1,243)                  (1,093)
                                                                           ---------                ---------
          Total loans receivable, net                                        150,035                  118,683
                                                                           ---------                ---------

Accrued interest receivable                                                    3,102                    2,845
Federal Home Loan Bank ("FHLB") stock                                          4,010                    3,005
Office properties and equipment, net                                           1,133                      902
Other assets                                                                   1,195                      876
                                                                           ---------                ---------

          Total assets                                                     $ 343,861                $ 312,956
                                                                           =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                              $ 228,642                $ 207,933
     Securities repurchase agreements                                         67,608                   54,096
     FHLB advances                                                             1,500                    6,000
     Other liabilities                                                           751                    1,049
                                                                           ---------                ---------
          Total liabilities                                                  298,501                  269,078
                                                                           ---------                ---------
Stockholders' equity (note 2):
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                            --                       --
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                               36                       36
     Additional paid-in capital                                               34,929                   34,734
     Unallocated common stock held by employee stock
        ownership plan ("ESOP")                                               (2,285)                  (2,428)
     Unamortized awards of common stock under management
        recognition plan ("MRP")                                                (985)                  (1,125)
     Treasury stock, at cost (554,987 shares at March 31, 1998 and
        549,987 shares at September 30, 1997)                                 (7,610)                  (7,513)
     Retained income, substantially restricted                                20,740                   19,605
     Net unrealized gain on available-for-sale
        securities, net of taxes                                                 535                      569
                                                                           ---------                ---------
          Total stockholders' equity                                          45,360                   43,878
                                                                           ---------                ---------

          Total liabilities and stockholders' equity                       $ 343,861                $ 312,956
                                                                           =========                =========

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                     For the Three Months        For the Six Months
                                                     Ended March 31,             Ended March 31,
                                                     --------------------        --------------------
                                                        1998       1997             1998       1997
                                                        ----       ----             ----       ----
Interest and dividend income:
   Loans                                             $  3,137    $  2,002        $  6,218    $  3,882
   Securities                                           3,008       3,011           5,872       5,745
   Other earning assets                                   101          94             210         220
                                                     --------    --------        --------    --------

     Total interest and dividend income                 6,246       5,107          12,300       9,847
                                                     --------    --------        --------    --------
Interest expense:
   Deposits                                             2,214       1,914           4,400       3,821
   Securities repurchase agreements                     1,036         441           1,837         694
   FHLB advances                                           43          37              87         106
                                                     --------    --------        --------    --------

     Total interest expense                             3,293       2,392           6,324       4,621
                                                     --------    --------        --------    --------

       Net interest income                              2,953       2,715           5,976       5,226

Provision for loan losses                                  75          75             250         150
                                                     --------    --------        --------    --------
       Net interest income after provision for
           loan losses                                  2,878       2,640           5,726       5,076
                                                     --------    --------        --------    --------
Non-interest income:
   Service charges and fees                               212         196             433         380
   Net gain (loss) on sales of real estate
      mortgage loans held for sale                         58         (12)            194         (17)
   Net loss on sales of securities                        (37)        (33)            (52)        (34)
   Other                                                   15          14              30          38
                                                     --------    --------        --------    --------

      Total non-interest income                           248         165             605         367
                                                     --------    --------        --------    --------
Non-interest expense:
   Compensation and benefits                              975         809           1,967       1,666
   Occupancy and equipment                                223         182             435         348
   Federal deposit insurance costs                         32          31              64         121
   Data processing service fees                           128         118             259         228
   Other                                                  621         409           1,083         769
                                                     --------    --------        --------    --------

      Total non-interest expense                        1,979       1,549           3,808       3,132
                                                     --------    --------        --------    --------

        Income before income tax expense                1,147       1,256           2,523       2,311

Income tax expense                                        459         508           1,027         896
                                                     --------    --------        --------    --------

       Net income                                    $    688    $    748        $  1,496    $  1,415
                                                     ========    ========        ========    ========

Earnings per common share (note 3):
       Basic                                         $   0.26    $   0.27        $   0.56    $   0.49
       Diluted                                           0.25        0.26            0.54        0.47

See accompanying notes to unaudited consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                                        Unamortized
                                                                                        Unallocated       Awards of
                                                                          Additional      Common           Common
                                                            Common         Paid-in       Stock Held         Stock
                                                            Stock          Capital        by ESOP         Under MRP
                                                            -----          -------        -------         ---------
Balance at September 30, 1997                              $    36         $34,734        ($2,428)        ($1,125)

    Net income                                                --              --             --              --
    Dividends paid ($0.13 per share)                          --              --             --              --
    Common stock repurchased (5,000 shares)                   --              --             --              --
    Amortization of MRP awards                                --              --             --               140
    Tax benefits from vested MRP awards                       --                62           --              --
    ESOP shares released for allocation (14,283 shares)       --               133            143            --
    Decrease in net unrealized gain on
        available-for-sale securities, net of taxes           --              --             --              --
                                                           -------         -------        -------         -------
Balance at March 31, 1998                                  $    36         $34,929        ($2,285)        ($  985)
                                                           =======         =======        =======         =======
                                                                                           Net
                                                                                        Unrealized         Total
                                                           Treasury       Retained       Gain on        Stockholders'
                                                            Stock          Income       Securities         Equity
                                                            -----          ------       ----------         ------
Balance at September 30, 1997                             ($ 7,513)       $ 19,605       $    569        $ 43,878

    Net income                                                --             1,496           --             1,496
    Dividends paid ($0.13 per share)                          --              (361)          --              (361)
    Common stock repurchased (5,000 shares)                    (97)           --             --               (97)
    Amortization of MRP awards                                --              --             --               140
    Tax benefits from vested MRP awards                       --              --             --                62
    ESOP shares released for allocation (14,283 shares)       --              --             --               276
    Decrease in net unrealized gain on
        available-for-sale securities, net of taxes           --              --              (34)            (34)
                                                          --------        --------       --------        --------
Balance at March 31, 1998                                 ($ 7,610)       $ 20,740       $    535        $ 45,360
                                                          ========        ========       ========        ========

See accompanying notes to unaudited consolidated financial statements

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                    For the Six Months
                                                                                      Ended March 31,
                                                                                  ---------------------

                                                                                    1998         1997
                                                                                    ----         ----
 Cash flows from operating activities:
  Net income                                                                      $  1,496    $  1,415
   Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                   250         150
           Depreciation and amortization expense                                       124          91
           Amortization of deferred fees, discounts and premiums, net                   (5)       (165)
           Net (gain) loss on sales of real estate mortgage loans held for sale       (194)         17
           Net loss on sales of securities                                              52          34
           Other adjustments, net                                                     (397)       (804)
                                                                                  --------    --------
               Net cash provided by operating activities                             1,326         738
                                                                                  --------    --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                      (41,051)    (45,430)
   Proceeds from principal payments, maturities and calls of securities:
        Available-for-sale                                                          14,533       3,202
        Held-to-maturity                                                            15,574       8,812
   Proceeds from sales of securities:
        Available-for-sale                                                           6,111       7,377
        Held-to-maturity                                                               630         235
    Disbursements for loan originations                                            (66,583)    (11,561)
    Principal collections on loans                                                   9,830       6,162
    Proceeds from sales of loans                                                    35,192       1,105
    Purchases of FHLB stock                                                         (1,005)     (1,045)
    Other investing cash flows, net                                                   (201)        187
                                                                                  --------    --------
               Net cash used in investing activities                               (26,970)    (30,956)
                                                                                  --------    --------
Cash flows from financing activities:
    Net increase in deposits                                                        20,709       7,175
    Net (decrease) increase in borrowings with
        original terms of three months or less:
            Securities repurchase agreements                                       (20,818)     16,479
            FHLB advances                                                           (4,500)     (5,000)
     Proceeds from longer-term securities repurchase agreements                     34,330      12,229
     Common stock repurchased                                                          (97)     (6,450)
     Dividends paid                                                                   (361)       (289)
                                                                                  --------    --------
               Net cash provided by financing activities                            29,263      24,144
                                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                                 3,619      (6,074)
Cash and cash equivalents at beginning of period                                     3,593      12,500
                                                                                  --------    --------

Cash and cash equivalents at end of period                                        $  7,212    $  6,426
                                                                                  ========    ========

Supplemental information:
     Interest paid                                                                $  6,104    $  4,288
     Income taxes paid                                                                 920         720
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

        The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1998.

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

       On October 30, 1996, the Company's stockholders approved (i) the Yonkers Financial Corporation 1996 Management Recognition Plan ("MRP") and (ii) the Yonkers Financial Corporation 1996 Stock Option and Incentive Plan (the "Option Plan"). The Holding Company funded the MRP in the quarter ended December 31, 1996 by purchasing 4% of its outstanding common stock, or 142,830 shares, in the open market at a total cost of $1.8 million. Grants for a total of 108,905 shares have been made to employees and directors under the MRP, and the remaining 33,925 shares are included in treasury stock at March 31, 1998 and available for future awards. Under the Option Plan, grants of 285,233 options have been made through March 31, 1998, at a weighted average exercise price of approximately $13.01 per share.

       On May 1, 1997, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 158,987 shares, for the treasury. The Holding Company completed this repurchase in the quarter ended September 30, 1997 at a total cost of $2.5 million.

       On January 28, 1998, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 151,038 shares, for the treasury. Through March 31, 1998, the Holding Company had repurchased 5,000 shares of the 151,038 approved shares at a total cost of $97,000.

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

     The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and six months ended March 31, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of the periods presented.


                                                        For the Three Months         For the Six Months
                                                           Ended March 31,             Ended March 31,
                                                           ---------------           -----------------
                                                           1998       1997            1998        1997
                                                           ----       ----            ----        ----
                                                                          (In Thousands)
Weighted average common shares outstanding
     for computation of basic EPS (1)                     2,699      2,809           2,695       2,913
Common-equivalent shares due to the dilutive
     effect of stock options and MRP awards (2)              86        108              89          89
                                                             --        ---              --          --

Weighted average common shares for computation
     of diluted EPS                                       2,785      2,917           2,784       3,002
                                                          =====      =====           =====       =====


(1) Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.
(2)   Computed using the treasury stock method.

Part I. Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and September 30, 1997

     Total assets at March 31, 1998 increased $30.9 million to $343.9 million from $313.0 million at September 30, 1997. Asset growth was funded primarily through deposit inflows and proceeds from borrowings under securities repurchase agreements. Deposit liabilities increased $20.7 million to $228.6 million at March 31, 1998 from $207.9 million at September 30, 1997. Borrowings under securities repurchase agreements increased $13.5 million to $67.6 million at March 31, 1998 from $54.1 million at September 30, 1997. Funds provided by deposit growth and borrowings, as well as proceeds from sales of loans held for sale, were primarily invested in securities and new loans.

     Overall, total loans (loans receivable and loans held for sale) increased $21.4 million to $160.5 million at March 31, 1998 from $139.1 million at September 30, 1997. This increase primarily reflects originations (net of principal payments) of $56.8 million, less $35.2 million in loans sold. The $21.4 million net increase in total loans primarily reflects increases of $20.1 million in one-to four-family mortgage loans, $1.0 million in multi-family loans, $419,000 in commercial real estate loans and $71,000 in construction loans, partially offset by a decrease of $336,000 in land loans.

     Total securities increased $4.1 million to $166.7 million at March 31, 1998 from $162.6 million at September 30, 1997. The securities portfolio at March 31, 1998 reflects a $20.2 million increase in available-for-sale securities and a $16.1 million decrease in held-to-maturity securities, compared to September 30, 1997. The increase in available-for-sale securities primarily reflects purchases of $41.1 million (including purchases of longer term, fixed rate securities funded with borrowings under repurchase agreements), partially offset by $14.5 million in principal payments, maturities and calls, and $6.1 million in proceeds from sales. The Company's overall interest rate risk, as measured by the sensitivity of its net portfolio value to instantaneous interest rate changes, may have increased somewhat as a result of funding a portion of these security purchases with shorter term borrowings. The decrease in held-to-maturity securities primarily reflects principal payments, maturities and calls of $15.6 million. Available-for-sale securities represented 63.9% of the total securities portfolio at March 31, 1998, compared to 53.1% at September 30, 1997. Management has increased the level of available-for-sale securities to enhance the Company's overall financial flexibility, including the ability to reposition the portfolio or reduce borrowings in response to changes in interest rates and other market conditions.

     Borrowings at March 31, 1998 reflect a $13.5 million increase in securities repurchase agreements to $67.6 million compared to $54.1 million at September 30, 1997, partially offset by a $4.5 million decrease in FHLB advances. The Company began to utilize repurchase agreements during the quarter ended September 30, 1996 as a means of leveraging available capital to support further asset growth (primarily loans and available-for-sale securities) and increase net interest income. For information regarding the terms of the repurchase agreements, see "Liquidity and Capital Resources".

     Stockholders' equity increased $1.5 million, from $43.9 million at September 30, 1997 to $45.4 million at March 31, 1998, primarily attributable to net income of $1.1 million retained after dividends. The ratio of stockholders' equity to total assets was 13.19% at March 31, 1998 compared to 14.02% at September 30, 1997. Book value per share (computed based on total shares issued less treasury shares) was $15.04 at March 31, 1998, up from $14.53 at September 30, 1997. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

     Total non-performing assets decreased $92,000, from $1.5 million at September 30, 1997 to $1.4 million at March 31, 1998, reflecting a net decrease of $62,000 in non-accrual loans past due ninety days or more and a $30,000 net reduction in real estate owned. The ratio of non-performing assets to total assets was 0.41% at March 31, 1998 compared to 0.48% at September 30, 1997. The allowance for loan losses was $1.2 million or 0.82% of total loans receivable at March 31, 1998, compared to $1.1 million or 0.90% at September 30, 1997. The ratio of the allowance for loan losses to non-performing loans was 115.52% at March 31, 1998 compared to 96.05% at September 30, 1997.


Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

     Net income for the three months ended March 31, 1998 was $688,000 or basic earnings per common share of $0.26, compared to net income of $748,000 or basic earnings per common share of $0.27 for the quarter ended March 31, 1997.
Diluted earnings per common share were $0.25 for the quarter ended March 31, 1998 compared to $0.26 for the same period in 1997. The $60,000 decrease in net income was attributable to a $430,000 increase in non-interest expense partially offset by a $238,000 increase in net interest income, an $83,000 increase in non-interest income and a $49,000 decrease in income tax expense.

     Net interest income increased $238,000 to $3.0 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997. The increase reflects higher average interest-earning assets primarily attributable to the reinvestment of proceeds from deposit growth and borrowings, partially offset by a decline in the average interest rate spread and net interest margin. The interest rate spread was 2.88% for the current quarter compared to 3.35% for the quarter ended March 31, 1997, while the net interest margin was 3.53% in the current quarter compared to 4.03% in the year-ago period. The narrower spread and margin primarily reflect (i) an overall lower asset yield from the origination of mortgage loans (including refinancings) in the current lower interest rate environment and (ii) higher average rates paid on interest-bearing deposits and borrowings, as well as the larger proportion of higher rate borrowings to total interest-bearing funding.

     Interest and dividend income totaled $6.2 million for the three months ended March 31, 1998, an increase of $1.1 million compared to $5.1 million for the three months ended March 31, 1997. This increase reflects the effect of a $65.4 million increase in total average interest-earning assets, partially offset by a 12 basis point decrease in the average yield on such assets to 7.46% for the three months ended March 31, 1998 from 7.58% for the same period in the prior year.

     Interest income on loans increased $1.1 million for the three months ended March 31, 1998 compared to the same period in the prior year, reflecting the effect of a $62.1 million increase in the average balance partially offset by a 62 basis point decrease in the average yield to 8.20% for the three months ended March 31, 1998 from 8.82% for the same period in the prior year. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans (including refinancings) in the current lower interest rate environment.

     On a combined basis, interest and dividend income on mortgage-backed and other securities was substantially unchanged at $3.0 million for the three months ended March 31, 1998 and 1997. Interest on mortgage-backed securities increased by $438,000, attributable to the effects of a $24.9 million increase in the average balance and a 4 basis point increase in the average yield, while interest on other securities declined by $441,000, primarily attributable to a $22.1 million decrease in the average balance and a 29 basis point decrease in the average yield.

     Interest and dividend income on other earning assets increased $7,000, attributable to a $515,000 increase in the average balance.

     Interest expense totaled $3.3 million for the three months ended March 31, 1998, an increase of $901,000 compared to interest expense of $2.4 million for the three months ended March 31, 1997. Interest expense on deposits increased $300,000 compared to the same period in the prior year, reflecting the effect of a $21.2 million increase in the average balance and a 17 basis point increase in the average rate on interest-bearing deposits to 4.14% for the three months ended March 31, 1998 from 3.97% for the prior-year quarter. The increase in the average rate on interest-bearing deposits primarily reflects a shift from lower rate savings and shorter-term certificates of deposit into generally higher rate longer-term certificates of deposit. The increase in average interest-bearing deposits consisted of a $13.2 million increase in average savings certificate accounts (to $122.7 million from $109.5 million) and a $10.1 million increase in average NOW, club and money market accounts (to $46.0 million from $35.9 million), partially offset by a $2.1 million decrease in average regular savings accounts (to $45.1 million from $47.2 million).

     Interest expense on borrowings increased $601,000 to $1.1 million for the three months ended March 31, 1998 from $478,000 for the three months ended March 31, 1997, as the Company continued to increase borrowings to leverage available capital and support further asset growth. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements, which had an average balance of $70.8 million and an average rate of 5.85% for the three months ended March 31, 1998 compared to $30.9 million and 5.70%, respectively, for the prior-year quarter. The increase in the average rate reflects a shift from generally lower rate shorter-term borrowings into generally higher rate longer-term borrowings. The Company has recently increased its utilization of longer-term repurchase agreements as a means of controlling its overall interest rate risk in the event of a rise in market interest rates. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

     The provision for loan losses was $75,000 for each of the three-month periods ended March 31, 1998 and 1997. Loan charge-offs were $6,000 and recoveries were $4,000 during the three months ended March 31, 1998, compared to $9,000 in charge-offs and $6,000 in recoveries during the same period in 1997. Non-performing loans totaled $1.1 million at March 31, 1998, substantially unchanged from September 30, 1997 and down from $1.7 million at March 31, 1997. The ratio of non-performing loans to total loans receivable was 0.71% at March 31, 1998, compared to 0.94% at September 30, 1997 and 1.85% at March 31, 1997.
The allowance for loan losses was $1.2 million or 0.82% of total loans receivable at March 31, 1998, compared to $1.1 million or 0.90% at September 30, 1997 and $1.1 million or 1.17% at March 31, 1997. The ratio of the allowance for loan losses to non-performing loans was 115.52% at March 31, 1998, compared to 96.05% at September 30, 1997 and 62.57% at March 31, 1997.

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

     The following table sets forth certain asset quality ratios and other data at the dates indicated:


                                                March 31, 1998     September 30, 1997     March 31, 1997
                                                --------------     ------------------     --------------
                                                                 (Dollars in thousands)
Non-performing loans                                 $1,076              $1,138                $1,723

Real estate owned, net                                  349                 379                   359
                                                     ------              ------                ------

Total non-performing assets                          $1,425              $1,517                $2,082
                                                     ======              ======                ======

Non-performing loans to total loans receivable        0.71%               0.94%                 1.85%

Non-performing assets to total assets                 0.41%               0.48%                 0.73%

Allowance for loan losses to:

      Non-performing loans                          115.52%              96.05%                62.57%

      Total loans receivable                          0.82%               0.90%                 1.17%


     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures (principally loans in the commercial mortgage, multi-family, construction and land loan portfolios). SFAS No. 114 does not apply to smaller-balance homogeneous loans in the Company's one- to four-family mortgage and consumer loan portfolios. The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage, construction and land loans totaling $495,000 at March 31, 1998 and $740,000 at September 30, 1997. All of these loans were collateral-dependent loans measured based on the fair value of the collateral in accordance with SFAS No. 114. The Company determines the need for an allowance for impairment under SFAS No. 114 on a loan-by-loan basis. At March 31, 1998 and September 30, 1997, such an allowance was not required with respect to the Company's impaired loans due to the sufficiency of the related collateral values. The average recorded investment in impaired loans was $634,000 and $818,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income recognized on impaired loans (while such loans were considered to be impaired) was not significant for the three months ended March 31, 1998 and 1997.

     Non-interest income for the three months ended March 31, 1998 increased $83,000 to $248,000 from $165,000 for the three months ended March 31, 1997. Increases of $70,000 in the net gain (loss) on sales of loans held for sale and $16,000 in service charges and fee income were partially offset by an increase of $4,000 in the net loss on sales of securities. The increase in the net gain on sales of loans reflects increased sales activity, as $12.3 million in loan sales were completed (with servicing retained) during the current quarter. The increase in service charges and fee income primarily reflects increases in transaction volume.

     Non-interest expense for the three months ended March 31, 1998 increased $430,000 to $2.0 million from $1.5 million for the three months ended March 31, 1997. The increase was primarily attributable to an increase in other non-interest expense of $212,000 and an increase in compensation and benefits expense of $166,000. The increase in other non-interest expense was primarily attributable to additional costs associated with the expansion of the Company's business activities and review of additional growth opportunities. The increase in compensation and benefits expense primarily reflects increased costs due to
(i) additional staffing resulting from the establishment of an in-store branch and the expansion of lending operations, and (ii) a $38,000 increase in employee stock ownership plan expenses due to an increase in the Company's stock price.

     Income tax expense decreased $49,000 from $508,000 for the three months ended March 31, 1997 to $459,000 for the three months ended March 31, 1998, primarily reflecting lower pre-tax income.


Comparison of Operating Results for the Six Months Ended March 31, 1998 and 1997

     Net income for the six months ended March 31, 1998 was $1.5 million or basic earnings per common share of $0.56 compared to net income of $1.4 million or basic earnings per common share of $0.49 for the six months ended March 31, 1997. Diluted earnings per common share were $0.54 for the six months ended March 31, 1998 compared to $0.47 for the same period in 1997. The $81,000 increase in net income was attributable to a $750,000 increase in net interest income and a $238,000 increase in non-interest income partially offset by a $676,000 increase in non-interest expense, a $131,000 increase in income tax expense and a $100,000 increase in the provision for loan losses.

     Net interest income increased $750,000 to $6.0 million for the six months ended March 31, 1998 from $5.2 million for the six months ended March 31, 1997. The increase reflects higher average interest-earning assets primarily attributable to the reinvestment of proceeds from deposit growth and borrowings, partially offset by a decline in the average interest rate spread and net interest margin. The interest rate spread was 3.03% for the current six-month period compared to 3.27% for the six months ended March 31, 1997, while the net interest margin was 3.69% in the current period compared to 3.97% in the year-ago period. The narrower spread and margin primarily reflect the higher average rates paid on interest-bearing deposits and borrowings, as well as the larger proportion of higher rate borrowings to total interest-bearing funding.

     Interest and dividend income totaled $12.3 million for the six months ended March 31, 1998, an increase of $2.5 million compared to $9.8 million for the six months ended March 31, 1997. This increase reflects the effect of a $60.5 million increase in total average interest-earning assets and an 11 basis point increase in the average yield on such assets to 7.60% for the six months ended March 31, 1998 from 7.49% for the same period in the prior year.

     Interest income on loans increased $2.3 million for the six months ended March 31, 1998 compared to the same period in the prior year, reflecting the effect of a $57.9 million increase in the average balance partially offset by a 23 basis point decrease in the average yield to 8.43% for the six months ended March 31, 1998 from 8.66% for the same period in the prior year. The increase in the average balance of loans was primarily attributable to an increase in one-to four-family residential loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans (including refinancings) in the current lower interest rate environment.

     On a combined basis, interest and dividend income on mortgage-backed and other securities increased $127,000 for the six months ended March 31, 1998 as compared to the same period in the prior year. Interest on mortgage-backed securities increased by $829,000 attributable to the effects of a $22.0 million increase in the average balance and a 15 basis point increase in the average yield, while interest on other securities declined by $702,000, primarily attributable to a $19.1 million decrease in the average balance and a 9 basis point decrease in the average yield.

     Interest and dividend income on other earning assets decreased $10,000, attributable to a $305,000 decrease in the average balance and a 4 basis point decrease in the average yield.

     Interest expense totaled $6.3 million for the six months ended March 31, 1998, an increase of $1.7 million compared to interest expense of $4.6 million for the six months ended March 31, 1997. Interest expense on deposits increased $579,000 compared to the same period in the prior year, reflecting the effect of a $19.7 million increase in the average balance and an 18 basis point increase in the average rate on interest-bearing deposits to 4.18% for the six months ended March 31, 1998 from 4.00% for the prior-year period. The increase in the average rate on interest-bearing deposits primarily reflects a shift from lower rate savings and shorter-term certificates of deposit into generally higher-rate longer-term certificates of deposit. The increase in average interest-bearing deposits consisted of a $13.3 million increase in average savings certificate accounts (to $121.2 million from $107.9 million) and an $8.5 million increase in average NOW, club and money market accounts (to $44.4 million from $35.8 million), partially offset by a $2.2 million decrease in average regular savings accounts (to $45.1 million from $47.3 million).

     Interest expense on borrowings increased $1.1 million to $1.9 million for the six months ended March 31, 1998 from $800,000 for the six months ended March 31, 1997, as the Company continued to increase borrowings to leverage capital and support further asset growth. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements, which had an average balance of $62.7 million and an average rate of 5.86% for the six months ended March 31, 1998 compared to $24.5 million and 5.67%, respectively, for the prior-year period. The increase in the average rate reflects a shift from generally lower rate shorter-term borrowings into generally higher rate longer-term borrowings. The Company has recently increased its utilization of longer-term repurchase agreements as a means of controlling its overall interest rate risk in the event of a rise in market interest rates.

     The provision for loan losses was $250,000 and $150,000 for the six months ended March 31, 1998 and 1997, respectively. The current-period provision reflects the impact of higher net charge-offs and growth in loans receivable compared to the same six-month period in the prior year. Net loan charge-offs were $100,000 during the six months ended March 31, 1998, compared to $9,000 during the same period in 1997. The increase in net charge-offs in the 1998 period was primarily attributable to the settlement of two construction loans in the quarter ended December 31, 1997.

     Non-interest income for the six months ended March 31, 1998 increased $238,000 to $605,000 from $367,000 for the six months ended March 31, 1997.
Increases of $211,000 in the net gain on sales of loans held for sale and $53,000 in service charges and fee income were partially offset by an increase of $18,000 in the net loss on sales of securities. The increase in the net gain on sales of loans reflects increased sales activity in the current year, as mortgage loans of $35.2 million were sold (with servicing retained) during the six-month period ended March 31, 1998. In comparison, loan sales during the six months ended March 31, 1997 amounted to $1.1 million. The increase in service charges and fee income primarily reflects increases in transaction volume.

     Non-interest expense for the six months ended March 31, 1998 increased $676,000 to $3.8 million from $3.1 million for the six months ended March 31, 1997. The increase was primarily attributable to an increase in other non-interest expense of $314,000 and an increase in compensation and benefits expense of $301,000. The increase in other non-interest expense was primarily attributable to additional costs associated with the expansion of the Company's business activities and review of additional growth opportunities. The increase in compensation and benefits expense primarily reflects increased costs due to
(i) additional staffing resulting from the establishment of an in-store branch and the expansion of lending operations, and (ii) an $86,000 increase in employee stock ownership plan expenses due to an increase in the Company's stock price.

     Income tax expense increased $131,000 to $1.0 million for the six months ended March 31, 1998 from $896,000 for the three months ended March 31, 1997, primarily reflecting higher pre-tax income.

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

     The Company is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. Effective November 24, 1997, the OTS reduced the liquid asset requirement from 5.0% to 4.0% and eliminated the 1.0% short-term liquidity ratio. At March 31, 1998, the Company's total liquidity ratio was 25.3%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

     The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At March 31, 1998, the Company had outstanding loan origination commitments of $39.2 million, unadvanced home equity lines of credit of $4.0 million and undisbursed construction loans in process of $1.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At March 31, 1998, the Company had the ability to obtain additional FHLB advances of approximately $83.2 million. Certificates of deposit scheduled to mature in one year or less from March 31, 1998 totaled $72.2 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at March 31, 1998 included $67.6 million in borrowings under securities repurchase agreements. In these agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the six months ended March 31, 1998, the average borrowings under these agreements amounted to $62.7 million and the maximum month-end balance outstanding was $72.7 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of March 31, 1998 is summarized as follows:

                Repurchase Borrowings
-------------------------------------------------------
                                   Accrued    Weighted     Fair Value
Remaining Term                    Interest     Average   Of Collateral
 to Maturity            Amount   Payable (1)    Rate     Securities (2)
 -----------            ------   -----------    ----     --------------
                                 (Dollars in thousands)

 Under 30 days         $17,767      $286        5.73%        $21,081
 30 days to 1 year       9,329        75        5.97          10,239
 Over 1 year            40,512       212        5.79          40,907
                       -------      ----                     -------

      Total            $67,608      $573        5.80%        $72,227
                       =======      ====                     =======

(1)  Included in other liabilities in the consolidated balance sheet.
(2) Represents the fair value of the mortgage-backed securities ($64.8 million) and other debt debt securities ($6.7 million) which were transferred to the counterparty, including accrued interest receivable of $731,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $65.7 million and $5.8 million, respectively.

     At March 31, 1998, the Company's "amount at risk" (excess of the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York over the amount of the repurchase liability) was approximately $4.0 million. The weighted average remaining maturity of these agreements was approximately 32 months.

     At March 31, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 11.4% of total adjusted assets, which is above the required level of 1.5%; core capital of 11.4% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 28.2%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

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


                                      YONKERS FINANCIAL CORPORATION
                                      -----------------------------
                                      (Registrant)


Date: May 14, 1998                    /s/  Richard F. Komosinski
                                      --------------------------
                                      Richard F. Komosinski,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: May 14, 1998                    /s/  Joseph D. Roberto
                                      -----------------------
                                      Joseph D. Roberto
                                      Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)