Form 10-Q
period 1998-06-30
YONKERS FINANCIAL CORP
filed 1998-08-13
CIK 1005508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to __________________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock              Number of Shares Outstanding, June 30, 1998
-----------------------              -------------------------------------------

    $0.01 Par Value                                  2,772,225

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets at June 30, 1998 and
           September 30, 1997.............................................   1
         Consolidated Statements of Income for the Three and Nine
           Months Ended June 30, 1998 and 1997............................   2
         Consolidated Statement of Changes in Stockholders' Equity
           for the Nine Months Ended June 30, 1998........................   3
         Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 1998 and 1997 ..................................   4
         Notes to Consolidated Financial Statements.......................   5
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................   8
Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk....................................................  20

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   21
Item 2.  Changes in Securities...........................................   21
Item 3.  Defaults Upon Senior Securities.................................   21
Item 4.  Submission of Matters to a Vote of Security Holders.............   21
Item 5.  Other Information...............................................   21
Item 6.  Exhibits and Reports on Form 8-K................................   21
         Signature Page..................................................   22


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

Part I. Item 1.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                    At June 30, 1998          At September 30, 1997
                                                                                    ----------------          ---------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                               $   6,119                      $   2,046
     Short-term investments                                                                        -                          1,547
                                                                                           ---------                      ---------
          Total cash and cash equivalents                                                      6,119                          3,593
                                                                                           ---------                      ---------

Securities:
     Available for sale, at fair value (amortized cost of $122,792
       at June 30, 1998 and $85,336 at September 30, 1997)                                   123,572                         86,286
     Held to maturity, at amortized cost (fair value of $54,748
       at June 30, 1998 and $76,902 at September 30, 1997)                                    54,286                         76,329
                                                                                           ---------                      ---------
          Total securities                                                                   177,858                        162,615
                                                                                           ---------                      ---------

Real estate mortgage loans held for sale, at lower
       of cost or market value                                                                24,347                         20,437
                                                                                           ---------                      ---------

Loans receivable, net:
     Real estate mortgage loans                                                              175,358                        112,357
     Consumer and commercial business loans                                                    7,653                          7,419
     Allowance for loan losses                                                                (1,262)                        (1,093)
                                                                                           ---------                      ---------
          Total loans receivable, net                                                        181,749                        118,683
                                                                                           ---------                      ---------

Accrued interest receivable                                                                    3,159                          2,845
Federal Home Loan Bank  ("FHLB") stock                                                         6,395                          3,005
Office properties and equipment, net                                                           1,073                            902
Other assets                                                                                     865                            876
                                                                                           ---------                      ---------

          Total assets                                                                     $ 401,565                      $ 312,956
                                                                                           =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                              $ 232,274                      $ 207,933
     Securities repurchase agreements                                                        119,890                         54,096
     FHLB advances                                                                             7,000                          6,000
     Other liabilities                                                                         1,058                          1,049
                                                                                           ---------                      ---------
          Total liabilities                                                                  360,222                        269,078
                                                                                           ---------                      ---------

Stockholders' equity (note 2):
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                                             -                              -
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                                               36                             36
     Additional paid-in capital                                                               34,996                         34,734
     Unallocated common stock held by employee stock
        ownership plan ("ESOP")                                                               (2,214)                        (2,428)
     Unamortized awards of common stock under management
        recognition plan ("MRP")                                                                (915)                        (1,125)
     Treasury stock, at cost (798,525 shares at June 30, 1998 and
        549,987 shares at September 30, 1997)                                                (12,300)                        (7,513)
     Retained income, substantially restricted                                                21,272                         19,605
     Net unrealized gain on available-for-sale
        securities, net of taxes                                                                 468                            569
                                                                                                                          ---------
          Total stockholders' equity                                                          41,343                         43,878
                                                                                           ---------                      ---------

          Total liabilities and stockholders' equity                                       $ 401,565                      $ 312,956
                                                                                           =========                      =========

See accompanying notes to unaudited consolidated financial statements.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited) (Unaudited)
                     (In thousands, except per share data)

                                                                          For the Three Months                For the Nine Months
                                                                             Ended June 30,                      Ended June 30,
                                                                       -------------------------          -------------------------
                                                                           1998             1997              1998             1997
                                                                           ----             ----              ----             ----
Interest and dividend income:
   Loans                                                               $  3,362         $  2,132          $  9,580         $  6,014
   Securities                                                             2,942            3,107             8,814            8,852
   Other earning assets                                                     125              100               335              320
                                                                       --------         --------          --------         --------

     Total interest and dividend income                                   6,429            5,339            18,729           15,186
                                                                       --------         --------          --------         --------

Interest expense:
   Deposits                                                               2,298            1,992             6,698            5,813
   Securities repurchase agreements                                       1,321              567             3,158            1,261
   FHLB advances                                                             99               29               186              135
                                                                       --------         --------          --------         --------

     Total interest expense                                               3,718            2,588            10,042            7,209
                                                                       --------         --------          --------         --------

      Net interest income                                                 2,711            2,751             8,687            7,977

Provision for loan losses                                                    75               75               325              225
                                                                       --------         --------          --------         --------

      Net interest income after provision for
           loan losses                                                    2,636            2,676             8,362            7,752
                                                                       --------         --------          --------         --------

Non-interest income:
   Service charges and fees                                                 242              205               675              585
   Net gain (loss) on sales of real estate
      mortgage loans held for sale                                           79                -               273              (17)
   Net gain (loss) on sales of securities                                   195              (18)              143              (52)
   Other                                                                     18               12                48               50
                                                                       --------         --------          --------         --------

      Total non-interest income                                             534              199             1,139              566
                                                                       --------         --------          --------         --------

Non-interest expense:
   Compensation and benefits                                              1,011              863             2,978            2,529
   Occupancy and equipment                                                  256              186               691              534
   Federal deposit insurance costs                                           33               31                97              152
   Data processing service fees                                             156              110               415              338
   Other                                                                    496              379             1,579            1,148
                                                                       --------         --------          --------         --------

      Total non-interest expense                                          1,952            1,569             5,760            4,701
                                                                       --------         --------          --------         --------

        Income before income tax expense                                  1,218            1,306             3,741            3,617

Income tax expense                                                          491              513             1,518            1,409
                                                                       --------         --------          --------         --------

       Net income                                                      $    727         $    793          $  2,223         $  2,208
                                                                       ========         ========          ========         ========

Earnings per common share (note 3):
       Basic                                                           $   0.28         $   0.29          $   0.84         $   0.77
       Diluted                                                             0.27             0.28              0.82             0.75

See accompanying notes to unaudited consolidated financial statements.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                                                  Unamortized
                                                                                                 Unallocated        Awards of
                                                                                 Additional        Common            Common
                                                                 Common           Paid-in        Stock Held          Stock
                                                                  Stock           Capital          by ESOP          Under MRP
                                                              ------------     -------------   --------------    ---------------
Balance at September 30, 1997                                        $36            $34,734          ($2,428)          ($1,125)

    Net income                                                       -                  -                -                 -
    Dividends paid ($0.20 per share)                                 -                  -                -                 -
    Common stock repurchased (248,538 shares)                        -                  -                -                 -
    Amortization of MRP awards                                       -                  -                -                 210
    Tax benefits from vested MRP awards                              -                   62              -                 -
    ESOP shares released for allocation (21,425 shares)              -                  200              214               -
    Decrease in net unrealized gain on
        available-for-sale securities, net of taxes                  -                  -                -                 -

                                                                --------           --------         --------          --------
Balance at June 30, 1998                                             $36            $34,996          ($2,214)            ($915)
                                                                ========           ========         ========          ========


                                                                                                        Net
                                                                                                     Unrealized         Total
                                                                  Treasury         Retained           Gain on         Stockholders'
                                                                   Stock            Income           Securities          Equity
                                                               ------------     -------------    -----------------  ---------------
Balance at September 30, 1997                                    ($7,513)            $19,605              $569           $43,878

    Net income                                                       -                 2,223             -                 2,223
    Dividends paid ($0.20 per share)                                 -                  (556)            -                  (556)
    Common stock repurchased (248,538 shares)                     (4,787)               -                -                (4,787)
    Amortization of MRP awards                                       -                  -                -                   210
    Tax benefits from vested MRP awards                              -                  -                -                    62
    ESOP shares released for allocation (21,425 shares)              -                  -                -                   414
    Decrease in net unrealized gain on
        available-for-sale securities, net of taxes                  -                  -                 (101)             (101)

                                                                --------            --------          --------          --------
Balance at June 30, 1998                                        ($12,300)            $21,272              $468           $41,343
                                                                ========            ========          ========          ========


See accompanying notes to unaudited consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                             For the Nine Months
                                                                                                             Ended June 30,
                                                                                                         --------------------------
                                                                                                            1998               1997
                                                                                                            ----               ----
Cash flows from operating activities:
    Net income                                                                                         $   2,223          $   2,208
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Provision for loan losses                                                                         325                225
           Depreciation and amortization expense                                                             192                141
           Amortization of deferred fees, discounts and premiums, net                                         57               (232)
           Net (gain) loss on sales of real estate mortgage loans held for sale                             (273)                17
           Net (gain) loss on sales of securities                                                           (143)                52
           Other adjustments, net                                                                            397               (415)
                                                                                                       ---------          ---------
               Net cash provided by operating activities                                                   2,778              1,996
                                                                                                       ---------          ---------


Cash flows from investing activities:
    Purchases of available-for-sale securities                                                           (80,231)           (46,735)
    Proceeds from principal payments, maturities and calls of securities:
        Available-for-sale                                                                                19,858              3,762
        Held-to-maturity                                                                                  21,513             11,608
    Proceeds from sales of securities:
        Available-for-sale                                                                                22,863             13,739
        Held-to-maturity                                                                                     630                235
    Disbursements for loan originations                                                                 (126,557)           (28,087)
    Principal collections on loans                                                                        16,839              9,413
    Proceeds from sales of loans                                                                          42,599              1,913
    Purchases of FHLB stock                                                                               (3,390)            (1,128)
    Other investing cash flows, net                                                                         (168)               (89)
                                                                                                       ---------          ---------
               Net cash used in investing activities                                                     (86,044)           (35,369)
                                                                                                       ---------          ---------

Cash flows from financing activities:
    Net increase in deposits                                                                              24,341             13,481
    Net (decrease) increase in borrowings with
        original terms of three months or less:
           Securities repurchase agreements                                                                9,333             16,366
           FHLB advances                                                                                   1,000             (7,000)
    Proceeds from longer-term securities repurchase agreements                                            56,461             12,229
    Common stock repurchased                                                                              (4,787)            (8,652)
    Dividends paid                                                                                          (556)              (436)
                                                                                                       ---------          ---------
               Net cash provided by financing activities                                                  85,792             25,988
                                                                                                       ---------          ---------

Net increase (decrease) in cash and cash equivalents                                                       2,526             (7,385)
Cash and cash equivalents at beginning of period                                                           3,593             12,500
                                                                                                       ---------          ---------

Cash and cash equivalents at end of period                                                             $   6,119          $   5,115
                                                                                                       =========          =========

Supplemental information:
    Interest paid                                                                                      $   9,843          $   6,789
    Income taxes paid                                                                                      1,461              1,340
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

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1998.

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

     On October 30, 1996, the Company's stockholders approved (i) the Yonkers Financial Corporation 1996 Management Recognition Plan ("MRP") and (ii) the Yonkers Financial Corporation 1996 Stock Option and Incentive Plan (the "Option Plan"). The Holding Company funded the MRP in the quarter ended December 31, 1996 by purchasing 4% of its outstanding common stock, or 142,830 shares, in the open market at a total cost of $1.8 million. Grants for a total of 108,905 shares have been made to employees and directors under the MRP through June 30, 1998, and the remaining 33,925 shares are included in treasury stock at June 30, 1998 and available for future awards. Under the Option Plan, grants of 285,233 options have been made through June 30, 1998, at a weighted average exercise price of approximately $13.01 per share.

     On May 1, 1997, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 158,987 shares, for the treasury. The Holding Company completed this repurchase in the quarter ended September 30, 1997 at a total cost of $2.5 million.

     On January 28, 1998, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 151,038 shares, for the treasury. The Holding Company completed this repurchase in the quarter ended June 30, 1998, at a total cost of $3.0 million.

     On June 5, 1998, the Holding Company received approval from the OTS to repurchase up to 5% of its outstanding common stock, or 143,486 shares, for the treasury. Through June 30, 1998, the Holding Company had repurchased 97,500 shares of the 143,486 approved shares at a total cost of $1.8 million.

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

     The table below summarizes the number of shares utilized in the Company's EPS calculations for the three and nine months ended June 30, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for each of the periods presented.

                                                    For the Three Months  For the Nine Months
                                                      Ended June 30,        Ended June 30,
                                                      --------------        --------------
                                                       1998    1997          1998    1997
                                                       ----    ----          ----    ----
                                                               (In Thousands)
Weighted average common shares outstanding
     for computation of basic EPS (1)                 2,578   2,765         2,656   2,864
Common-equivalent shares due to the dilutive
     effect of stock options and MRP awards (2)          86     113            57      90
                                                        ---    ----           ---     ---
Weighted average common shares for computation        2,664   2,878         2,713   2,954
     of diluted EPS                                   =====   =====         =====   =====



(1) Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.

(2)  Computed using the treasury stock method.

Part I. Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1998 and September 30, 1997

     Total assets at June 30, 1998 increased $88.6 million to $401.6 million from $313.0 million at September 30, 1997. Asset growth was funded primarily through proceeds from borrowings under securities repurchase agreements and deposit inflows. Borrowings under securities repurchase agreements increased $65.8 million to $119.9 million at June 30, 1998 from $54.1 million at September 30, 1997. Deposit liabilities increased $24.4 million to $232.3 million at June 30, 1998 from $207.9 million at September 30, 1997. Funds provided by borrowings and deposit growth, as well as proceeds from sales of loans held for sale, were primarily invested in new loans and securities.

     Overall, total loans (loans receivable and loans held for sale) increased to $206.1 million at June 30, 1998, compared to $139.1 million at September 30, 1997 (an increase of $67.0 million) and $160.5 million at March 31, 1998 (an increase of $45.6 million). The $67.0 million increase primarily reflects originations (net of principal payments) of $109.0 million, less $42.6 million in loans sold. The portfolio growth in the nine-month period primarily reflects increases of $65.3 million in one-to four-family mortgage loans, $1.2 million in multi-family loans, $374,000 in construction loans and $510,000 in commercial real estate loans, partially offset by a decrease of $660,000 in land loans.

     Total securities increased $15.2 million to $177.8 million at June 30, 1998 from $162.6 million at September 30, 1997. The securities portfolio at June 30, 1998 reflects a $37.3 million increase in available-for-sale securities and a $22.1 million decrease in held-to-maturity securities, compared to September 30, 1997. The increase in available-for-sale securities primarily reflects purchases of $80.2 million (including purchases of longer term, fixed rate securities funded with borrowings under repurchase agreements), partially offset by $19.8 million in principal payments, maturities and calls, and $22.8 million in proceeds from sales. The Company's overall interest rate risk, as measured by the sensitivity of its net portfolio value to instantaneous interest rate changes, may have increased somewhat as a result of funding a portion of these security purchases with shorter term borrowings. The decrease in held-to-maturity securities primarily reflects principal payments, maturities and calls of $21.5 million. Available-for-sale securities represented 69.5% of the total securities portfolio at June 30, 1998, compared to 53.1% at September 30, 1997. Management has increased the level of available-for-sale securities to enhance the Company's overall financial flexibility, including the ability to reposition the portfolio or reduce borrowings in response to changes in interest rates and other market conditions.

     Borrowings at June 30, 1998 reflect a $65.8 million increase in securities repurchase agreements to $119.9 million compared to $54.1 million at September 30, 1997, and a $1.0 million increase in FHLB advances. The increase in securities repurchase agreements includes a $52.3 million increase in the quarter ended June 30, 1998. The Company began to utilize repurchase agreements during the quarter ended September 30, 1996 as a means of leveraging available capital to support further asset growth (primarily loans and available-for-sale securities) and increase net interest income. For information regarding the terms of the repurchase agreements, see "Liquidity and Capital Resources".

     Stockholders' equity decreased $2.6 million, from $43.9 million at September 30, 1997 to $41.3 million at June 30, 1998. The decrease is primarily attributable to common share repurchases at a total cost of $4.8 million, partially offset by net income of $1.7 million retained after dividends. A total of 248,538 shares were repurchased in the nine months ended June 30, 1998 at an average cost of $19.26 per share. The ratio of stockholders' equity to total assets was 10.30% at June 30, 1998, compared to 14.02% at September 30, 1997. Book value per share (computed based on total shares issued less treasury shares) was $14.91 at June 30, 1998, compared to $14.53 at September 30, 1997. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

     Total non-performing assets decreased $913,000, from $1.5 million at September 30, 1997 to $604,000 at June 30, 1998, reflecting net decreases of $839,000 in non-accrual loans past due ninety days or more and $74,000 in real estate owned. The ratio of non-performing assets to total assets was 0.15% at June 30, 1998 compared to 0.48% at September 30, 1997. The allowance for loan losses was $1.3 million or 0.69% of total loans receivable at June 30, 1998, compared to $1.1 million or 0.90% at September 30, 1997. The ratio of the allowance for loan losses to non-performing loans was 422.07% at June 30, 1998 compared to 96.05% at September 30, 1997.

       The following table shows the Company's average consolidated balances, interest income and expense, and average rates (annualized) for the periods indicated.

                                                                                         Three Months Ended
                                                              ----------------------------------------------------------------------
                                                                         June 30, 1998                    June 30, 1997
                                                              ---------------------------------     --------------------------------
                                                               Average                  Average     Average                 Average
                                                               Balance     Interest  Yield/Cost     Balance     Interest  Yield/Cost
                                                               -------     --------  ----------     -------     --------  ----------
                                                                                      (Dollars In Thousands)
Interest-earning assets:
    Loans (1)                                                 $183,524     $  3,362        7.33%   $ 96,075     $  2,132       8.88%
    Mortgage-backed securities (2)                             111,239        1,862        6.70      91,893        1,598       6.96
    Other securities (2)                                        62,835        1,080        6.88      83,201        1,509       7.25
    Other earning assets                                         8,199          125        6.10       8,374          100       4.78
                                                              --------     --------                --------     --------
       Total interest-earning assets                           365,797     $  6,429        7.03     279,543     $  5,339       7.64
                                                                           ========                             ========
Non-interest earning assets                                      6,759                                5,982
                                                              --------                             --------
       Total assets                                           $372,556                             $285,525
                                                              ========                             ========

Interest-bearing liabilities:
    NOW, club and money market accounts                       $ 49,639     $    205        1.65    $ 39,673     $    216       2.18
    Regular savings accounts (3)                                45,000          271        2.41      45,848          285       2.49
    Savings certificate accounts                               126,008        1,822        5.78     111,573        1,491       5.35
                                                              --------     --------                --------     --------
       Total interest-bearing deposits                         220,647        2,298        4.17     197,094        1,992       4.04
    Borrowings                                                  98,477        1,420        5.77      40,992          596       5.82
                                                              --------     --------                --------     --------
       Total interest-bearing liabilities                      319,124     $  3,718        4.66     238,086     $  2,588       4.35
                                                                           ========                             ========
Non-interest-bearing liabilities                                10,352                                4,385
                                                              --------                             --------
       Total liabilities                                       329,476                              242,471
Stockholders' equity                                            43,080                               43,054
                                                              --------                             --------
       Total liabilities and stockholders' equity             $372,556                             $285,525
                                                              ========                             ========
Net interest income                                                        $  2,711                             $  2,751
                                                                           ========                             ========
Average interest rate spread (4)                                                           2.37%                               3.29%
Net interest margin (5)                                                                    2.98%                               3.94%
Net interest-earning assets (6)                               $ 46,673                             $ 41,457
                                                              ========                             ========
Ratio of average interest-earning assets to average
    interest-bearing liabilities                                                         114.63%                             117.41%


                                                                                           Nine Months Ended
                                                              ----------------------------------------------------------------------
                                                                           June 30, 1998                   June 30, 1997
                                                              ----------------------------------    --------------------------------
                                                               Average                  Average     Average                 Average
                                                               Balance     Interest   Yield/Cost    Balance     Interest  Yield/Cost
                                                               -------     --------   ----------    -------     --------  ----------
                                                                                       (Dollars In Thousands)
Interest-earning assets:
    Loans (1)                                                 $159,514     $  9,580        8.01%   $ 91,778     $  6,014       8.74%
    Mortgage-backed securities (2)                             107,317        5,543        6.89      86,200        4,451       6.88
    Other securities (2)                                        62,858        3,271        6.94      82,356        4,401       7.13
    Other earning assets                                         7,902          335        5.65       8,164          320       5.23
                                                              --------     --------                --------     --------
       Total interest-earning assets                           337,591     $ 18,729        7.40     268,498     $ 15,186       7.54
                                                                           ========                             ========
Non-interest earning assets                                      5,795                                5,447
                                                              --------                             --------
       Total assets                                           $343,386                             $273,945
                                                              ========                             ========

Interest-bearing liabilities:
    NOW, club and money market accounts                       $ 46,141     $    630        1.82    $ 37,098     $    632       2.27
    Regular savings accounts (3)                                45,083          824        2.44      46,826          878       2.50
    Savings certificate accounts                               122,797        5,244        5.69     109,109        4,303       5.26
                                                              --------     --------                --------     --------
       Total interest-bearing deposits                         214,021        6,698        4.17     193,033        5,813       4.02
    Borrowings                                                  76,554        3,344        5.82      32,388        1,396       5.75
                                                              --------     --------                --------     --------
       Total interest-bearing liabilities                      290,575     $ 10,042        4.61     225,421     $  7,209       4.26
                                                                           ========                             ========
Non-interest-bearing liabilities                                 8,811                                4,238
                                                              --------                             --------
       Total liabilities                                       299,386                              229,660
Stockholders' equity                                            44,000                               44,285
                                                              --------                             --------
       Total liabilities and stockholders' equity             $343,386                             $273,945
                                                              ========                             ========
Net interest income                                                        $  8,687                             $  7,977
                                                                           ========                             ========
Average interest rate spread (4)                                                           2.79%                               3.28%
Net interest margin (5)                                                                    3.43%                               3.96%
Net interest-earning assets (6)                               $ 47,016                             $ 43,077
                                                              ========                             ========
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                                 116.18%                             119.11%

(1) Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2)  Average balances represent amortized cost.
(3)  Includes mortgage escrow accounts.
(4) Average interest rate spread represents the difference between the yield on average interest earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

     General. Net income for the three months ended June 30, 1998 was $727,000 or basic earnings per common share of $0.28, compared to net income of $793,000 or basic earnings per common share of $0.29 for the quarter ended June 30, 1997. Diluted earnings per common share were $0.27 for the quarter ended June 30, 1998 compared to $0.28 for the same period in 1997. The $66,000 decrease in net income was primarily attributable to a $383,000 increase in non-interest expense and a $40,000 decrease in net interest income, largely offset by a $335,000 increase in non-interest income and a $22,000 decrease in income tax expense.

     Net Interest Income. Net interest income was approximately $2.7 million for each of the three-month periods ended June 30, 1998 and 1997. The positive effect of higher average interest-earning assets (primarily attributable to the reinvestment of proceeds from borrowings and deposit growth) was offset by declines in the average interest rate spread and net interest margin. The average interest rate spread was 2.37% for the current quarter compared to 3.29% for the quarter ended June 30, 1997, while the net interest margin was 2.96% for the current quarter compared to 3.94% for the year-ago period. The narrower spread and margin primarily reflect (i) an overall lower asset yield from the origination of mortgage loans (including refinancings) in the current lower interest rate environment and (ii) higher average rates paid on interest-bearing deposits and borrowings, as well as the larger proportion of higher rate borrowings to total interest-bearing funding.

     Interest Income. Interest and dividend income totaled $6.4 million for the three months ended June 30, 1998, an increase of $1.1 million compared to $5.3 million for the three months ended June 30, 1997. This increase reflects the effect of an $86.3 million increase in total average interest-earning assets, partially offset by a 61 basis point decrease in the average yield on such assets to 7.03% for the three months ended June 30, 1998 from 7.64% for the same period in the prior year.

     Interest income on loans increased $1.2 million for the three months ended June 30, 1998 compared to the same period in the prior year, reflecting the effect of an $87.4 million increase in the average balance partially offset by a 155 basis point decrease in the average yield to 7.33% for the three months ended June 30, 1998 from 8.88% for the same period in the prior year. The yield for the quarter ended June 30, 1997 reflected an increase of approximately 21 basis points from the annualized effect of collecting interest on certain previously non-performing loans which were paid-off or returned to accruing status at that time. The lower average yield in the 1998 quarter also reflects the repricing of adjustable rate mortgage loans and the origination of new loans (including refinancings) in the current lower interest rate environment. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential loans.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $165,000 for the three months ended June 30, 1998 compared to the same period in the prior year. Interest on mortgage-backed securities increased by $264,000, attributable to a $19.3 million increase in the average balance partially offset by a 26 basis point decrease in the average yield. Interest on other securities declined by $429,000, attributable to a $20.4 million decrease in the average balance and a 37 basis point decrease in the average yield. The lower average yields in the 1998 quarter reflects the effects of (i) higher premium amortization on mortgage-backed securities caused by increased repayments of principal and (ii) the call of higher yielding agency securities due to the current lower interest rate environment.

     Interest and dividend income on other earning assets increased $25,000, attributable to a 132 basis point increase in the average yield partially offset by a $175,000 decrease in the average balance.

     Interest Expense. Interest expense totaled $3.7 million for the three months ended June 30, 1998, an increase of $1.1 million compared to interest expense of $2.6 million for the three months ended June 30, 1997. Interest expense on deposits increased $306,000 compared to the same period in the prior year, reflecting the effect of a $23.6 million increase in the average balance and a 13 basis point increase in the average rate on interest-bearing deposits to 4.17% for the three months ended June 30, 1998 from 4.04% for the prior-year quarter. The increase in the average rate on interest-bearing deposits primarily reflects a shift from lower-rate savings and shorter-term certificates of deposit into generally higher-rate, longer-term certificates of deposit. The increase in average interest-bearing deposits consisted of a $14.4 million increase in average savings certificate accounts (to $126.0 million from $111.6 million) and a $9.9 million increase in average NOW, club and money market accounts (to $49.6 million from $39.7 million), partially offset by an $848,000 decrease in average regular savings accounts (to $45.0 million from $45.8 million).

     Interest expense on borrowings increased $824,000 to $1.4 million for the three months ended June 30, 1998 from $596,000 for the three months ended June 30, 1997, as the Company continued to increase borrowings to leverage available capital and support further asset growth, particularly growth in the one-to-four family mortgage loan portfolio. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements, which had an average balance of $91.9 million and an average rate of 5.75% for the three months ended June 30, 1998 compared to $38.9 million and 5.83%, respectively, for the prior-year quarter. The Company has recently increased its utilization of longer-term repurchase agreements as a means of controlling its overall interest rate risk in the event of a rise in market interest rates. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

Provision for Loan Losses. The provision for loan losses was $75,000 for each of the three-month periods ended June 30, 1998 and 1997. Loan charge-offs were $66,000 and recoveries were $10,000 during the three months ended June 30, 1998, compared to $79,000 in charge-offs and $1,000 in recoveries during the same period in 1997. Non-performing loans totaled $299,000 at June 30, 1998, down from $1.1 million at September 30, 1997 and $1.2 million at June 30, 1997. The ratio of non-performing loans to total loans receivable was 0.16% at June 30, 1998, compared to 0.94% at September 30, 1997 and 1.15% at June 30, 1997. The allowance for loan losses was $1.3 million or 0.69% of total loans receivable at June 30, 1998, compared to $1.1 million or 0.90% at September 30, 1997 and $1.1 million or 1.01% at June 30, 1997. The ratio of the allowance for loan losses to non-performing loans was 422.07% at June 30, 1998, compared to 96.05% at September 30, 1997 and 87.75% at June 30, 1997.

     Management estimates the allowance for loan losses based on an analysis of various factors, including the value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although the Company maintains its allowance for loan losses at a level it considers adequate to absorb probable losses inherent in the existing loan portfolio, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for losses will not be required in future periods.

     The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                    June 30, 1998       September 30, 1997       June 30, 1997
                                                    -------------       ------------------       -------------
                                                                     (Dollars in thousands)
Non-performing loans                                        $299             $1,138                 $1,225

Real estate owned, net                                       305                379                    424
                                                           -----             ------                 ------
Total non-performing assets                                 $604             $1,517                 $1,649
                                                           =====             ======                 ======

Non-performing loans to total loans receivable             0.16%              0.94%                  1.15%

Non-performing assets to total assets                      0.15%              0.48%                  0.57%

Allowance for loan losses to:

      Non-performing loans                               422.07%             96.05%                 87.75%

      Total loans receivable                               0.69%              0.90%                  1.01%

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 114 to loans that are individually evaluated for collectibility in accordance with its normal loan review procedures (principally loans in the commercial mortgage, multi-family, construction and land loan portfolios). SFAS No. 114 generally does not apply to smaller-balance homogeneous loans in the Company's one- to four-family mortgage and consumer loan portfolios. The Company's recorded investment in impaired loans consisted of non-accrual commercial mortgage, construction and land loans totaling $204,000 at June 30, 1998 and $740,000 at September 30, 1997. All of these loans were collateral-dependent loans measured based on the fair value of the collateral in accordance with SFAS No. 114. The Company determines the need for an allowance for impairment under SFAS No. 114 on a loan-by-loan basis. At June 30, 1998 and September 30, 1997, such an allowance was not required with respect to the Company's impaired loans due to the sufficiency of the related collateral values. The average recorded investment in impaired loans was $553,000 and $818,000 for the nine months ended June 30, 1998 and 1997, respectively. Interest income recognized on impaired loans (while such loans were considered to be impaired) was not significant for the three- and nine-month periods ended June 30, 1998 and 1997.

     Non-Interest Income. Non-interest income for the three months ended June 30, 1998 increased $335,000 to $534,000 from $199,000 for the three months ended June 30, 1997. The increase is primarily attributable to increases of $213,000 in the net gain on sales of securities, $79,000 in the net gain on sales of loans held for sale, and $37,000 in service charges and fee income. The increase in the net gain on sales of securities reflects gains on sales of $16.6 million in available-for-sale securities in the current three- month period, while losses were incurred on sales of $6.4 million in the prior-year period. The increase in the net gain on sales of loans reflects increased sales activity, as $7.4 million in mortgage loan sales were completed (with servicing retained) during the current quarter. The increase in service charges and fee income primarily reflects increases in transaction volume.

     Non-Interest Expense. Non-interest expense for the three months ended June 30, 1998 increased $383,000 to $2.0 million from $1.6 million for the three months ended June 30, 1997. The increase was primarily attributable to increases in compensation and benefits expense of $148,000, other non-interest expense of $117,000, and occupancy and equipment expense of $70,000. The increase in compensation and benefits expense primarily reflects increased costs due to (i) additional staffing resulting from the establishment of an in-store branch and the expansion of lending operations and (ii) a $27,000 increase in employee stock ownership plan expenses due to an increase in the Company's stock price. The increase in other non-interest expense was primarily attributable to additional costs associated with the expansion of the Company's business activities and review of additional growth opportunities. The increase in occupancy and equipment expense primarily reflects increased costs associated with the establishment of an in-store branch.

     Income Tax Expense. Income tax expense decreased $22,000 from $513,000 for the three months ended June 30, 1997 to $491,000 for the three months ended June 30, 1998, primarily reflecting lower pre-tax income.

Comparison of Operating Results for the Nine Months Ended June 30, 1998 and 1997

     Net Income. Net income for the nine months ended June 30, 1998 was $2.2 million or basic earnings per common share of $0.84 compared to net income of $2.2 million or basic earnings per common share of $0.77 for the nine months ended June 30, 1997. Diluted earnings per common share were $0.82 for the nine months ended June 30, 1998 compared to $0.75 for the same period in 1997. The $15,000 increase in net income was attributable to a $710,000 increase in net interest income and a $573,000 increase in non-interest income, largely offset by a $1.1 million increase in non-interest expense, a $109,000 increase in income tax expense, and a $100,000 increase in provision for loan losses.

     Net Interest Income. Net interest income increased $710,000 to $8.7 million for the nine months ended June 30, 1998 from $8.0 million for the nine months ended June 30, 1997. The increase reflects higher average interest-earning assets primarily attributable to the reinvestment of proceeds from deposit growth and borrowings, partially offset by declines in the average interest rate spread and net interest margin. The average interest rate spread was 2.79% for the current nine-month period compared to 3.28% for the nine months ended June 30, 1997, while the net interest margin was 3.43% for the current nine-month period compared to 3.96% for the year-ago period. The narrower spread and margin primarily reflect (i) an overall lower asset yield from the origination of mortgage loans (including refinancings) in the current lower interest rate environment and (ii) higher average rates paid on interest-bearing deposits and borrowings, as well as the larger proportion of higher-rate borrowings to total interest-bearing funding.

     Interest Income. Interest and dividend income totaled $18.7 million for the nine months ended June 30, 1998, an increase of $3.5 million compared to $15.2 million for the nine months ended June 30, 1997. This increase reflects the effect of a $69.1 million increase in total average interest-earning assets partially offset by a 14 basis point decrease in the average yield on such assets to 7.40% for the nine months ended June 30, 1998 from 7.54% for the same period in the prior year.

     Interest income on loans increased $3.6 million for the nine months ended June 30, 1998 compared to the same period in the prior year, reflecting the effect of a $67.7 million increase in the average balance partially offset by a 73 basis point decrease in the average yield to 8.01% for the nine months ended June 30, 1998 from 8.74% for the same period in the prior year. The lower average yield in the 1998 period reflects the repricing of adjustable rate mortgage loans and the origination of new loans (including refinancings) in the current lower interest rate environment. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential loans.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $38,000 for the nine months ended June 30, 1998 as compared to the same period in the prior year. Interest on mortgage-backed securities increased by $1.1 million primarily attributable to the effects of a $21.1 million increase in the average balance. Interest on other securities declined by $1.1 million, attributable to a $19.5 million decrease in the average balance and a 19 basis point decrease in the average yield.

     Interest and dividend income on other earning assets increased $15,000, attributable to a 42 basis point increase in the average yield partially offset by a $262,000 decrease in the average balance.

     Interest Expense. Interest expense totaled $10.0 million for the nine months ended June 30, 1998, an increase of $2.8 million compared to interest expense of $7.2 million for the nine months ended June 30, 1997. Interest expense on deposits increased $885,000 compared to the same period in the prior year, reflecting the effect of a $21.0 million increase in the average balance and a 15 basis point increase in the average rate on interest-bearing deposits to 4.17% for the nine months ended June 30, 1998 from 4.02% for the prior-year period. The increase in the average rate on interest-bearing deposits primarily reflects a shift from shorter-term certificates of deposit into generally higher-rate, longer-term certificates of deposit. The increase in average interest-bearing deposits consisted of a $13.7 million increase in average savings certificate accounts (to $122.8 million from $109.1 million) and a $9.0 million increase in average NOW, club and money market accounts (to $46.1 million from $37.1 million), partially offset by a $1.7 million decrease in average regular savings accounts (to $45.1 million from $46.8 million).

     Interest expense on borrowings increased $1.9 million to $3.3 million for the nine months ended June 30, 1998 from $1.4 million for the nine months ended June 30, 1997, as the Company continued to increase borrowings to leverage capital and support further asset growth, particularly growth in the one-to-four family mortgage loan portfolio. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements, which had an average balance of $72.4 million and an average rate of 5.81% for the nine months ended June 30, 1998 compared to $29.3 million and 5.74%, respectively, for the prior-year period. The increase in the average rate reflects a shift to generally higher-rate, longer-term borrowings. The Company has recently increased its utilization of longer-term repurchase agreements as a means of controlling its overall interest rate risk in the event of a rise in market interest rates.

     Provision for Loan Losses. The provision for loan losses was $325,000 and $225,000 for the nine months ended June 30, 1998 and 1997, respectively. The current-period provision reflects the impact of higher net charge-offs and growth in loans receivable compared to the same nine-month period in the prior year. Net loan charge-offs were $156,000 during the nine months ended June 30, 1998, compared to $87,000 during the same period in 1997. The increase in net charge-offs in the 1998 period was primarily attributable to the settlement of two construction loans in the quarter ended December 31, 1997.

     Non-Interest Income. Non-interest income for the nine months ended June 30, 1998 increased $573,000 to $1.1 million from $566,000 for the nine months ended June 30, 1997. The increase was primarily attributable to increases of $290,000 in the net gain on sales of loans held for sale, $195,000 in the net gain on sales of securities, and $90,000 in service charges and fee income. The increase in the net gain on sales of loans reflects increased sales activity in the current year, as mortgage loans of $42.6 million were sold (with servicing retained) during the nine-month period ended June 30, 1998. In comparison, loan sales during the nine months ended June 30, 1997 amounted to $1.5 million. The increase in net gain on sales of securities reflects gains on sales of $22.7 million in available-for-sale securities in the current nine-month period, while losses were incurred on sales of $13.8 million in the prior-year period. The increase in service charges and fee income primarily reflects increases in transaction volume.

     Non-Interest Expense. Non-interest expense for the nine months ended June 30, 1998 increased $1.1 million to $5.8 million from $4.7 million for the nine months ended June 30, 1997. The increase was primarily attributable to increases in compensation and benefits expense of $449,000, other non-interest expense of $431,000, and occupancy and equipment expense of $157,000. The increase in compensation and benefits expense primarily reflects increased costs due to (i) additional staffing resulting from the establishment of an in-store branch and the expansion of lending operations, and (ii) a $113,000 increase in employee stock ownership plan expenses due to an increase in the Company's stock price. The increase in other non-interest expense was primarily attributable to additional costs associated with the expansion of the Company's business activities and review of additional growth opportunities. The increase in occupancy and equipment expense primarily reflects increased costs associated with the establishment of an in-store branch.

     Income Tax Expense. Income tax expense increased $109,000 to $1.5 million for the nine months ended June 30, 1998 from $1.4 million for the nine months ended June 30, 1997, primarily reflecting higher pre-tax income.

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

     The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. Effective November 24, 1997, the OTS reduced the total liquidity ratio requirement from 5.0% to 4.0% and eliminated the 1.0% short-term liquidity ratio requirement. At June 30, 1998, the Association's total liquidity ratio was 26.2%. The level of liquid assets is dependent on the Association's operating, financing and investing activities during any given period.

     The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At June 30, 1998, the Company had outstanding loan origination commitments of $21.6 million, unadvanced home equity lines of credit of $3.8 million and undisbursed construction loans in process of $977,000. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At June 30, 1998, the Company had the ability to obtain additional FHLB advances of approximately $92.2 million. Certificates of deposit scheduled to mature in one year or less from June 30, 1998 totaled $77.3 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at June 30, 1998 included $119.9 million in borrowings under securities repurchase agreements. In these agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the nine months ended June 30, 1998, the average borrowings under these agreements amounted to $72.4 million and the maximum month-end balance outstanding was $119.9 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of June 30, 1998 is summarized as follows:

                    Repurchase Borrowings
---------------------------------------------------------------
                                        Accrued        Weighted    Fair Value
 Remaining Term                         Interest        Average   Of Collateral
  to Maturity               Amount      Payable (1)      Rate     Securities (2)
  -----------               ------      -----------      ----     --------------
                                         (Dollars in thousands)
                                         ----------------------
Under 30 days             $ 49,549      $     95         5.62%       $ 48,447
30 days to 1 year            9,329            74         5.97          10,233
1 year to 3 years           13,100             8         5.81          13,168
3 years to 5 years          22,500           176         5.80          25,822
Over 5 years                25,412           199         5.55          26,708
                          --------      --------                     --------
           Total          $119,890      $    552         5.69%       $124,378
                          ========      ========                     ========

(1)  Included in other liabilities in the consolidated balance sheet.
(2) Represents the fair value of the mortgage-backed securities ($85.6 million) and other debt securities ($38.8 million) which were transferred to the counterparty, including accrued interest receivable of $1.3 million. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $106.5 million and $16.5 million, respectively.

     At June 30, 1998, the Company's "amount at risk" on outstanding repurchase agreements was approximately $3.9 million. The amount at risk represents the excess of the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York over the amount of the repurchase liability (including the effect of accrued interest receivable and payable). The weighted average remaining maturity of the agreements outstanding at June 30, 1998 was approximately 3.4 years.

     At June 30, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 8.95% of total adjusted assets, which is above the required level of 1.5%; core capital of 8.95% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 25.1%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.



Year 2000 Compliance

     The Company, like all companies that utilize computer technology is facing significant challenges associated with the inability of computer systems to recognize the year 2000. Many existing computer programs and systems use only two digits to identify the calendar year in the date field. These programs and systems were designed and developed without considering the impact on the upcoming change in the century. Like most financial service providers, the Company and its operations may be significantly affected by the year 2000 issue due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions or engage in normal business activities. In addition, under certain circumstances, failure to adequately address the year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Therefore, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

     The Company, working with its outside service providers, has developed a plan to ensure that its computer systems are year 2000 compliant. The Company presently believes that with modifications to existing hardware and software and conversions to new software, the year 2000 issue will be mitigated without causing a material adverse impact on the operations of the Company. The Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.


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


                                    YONKERS FINANCIAL CORPORATION
                                    -----------------------------
                                    (Registrant)


Date:  August 14, 1998               /s/  Richard F. Komosinski
                                     --------------------------
                                     Richard F. Komosinski,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  August 14, 1998                /s/  Joseph D. Roberto
                                     -----------------------
                                     Joseph D. Roberto
                                     Vice President, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)