Form 10-K
period 1998-09-30
YONKERS FINANCIAL CORP
filed 1998-12-28
CIK 1005508

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 0-27716

                          YONKERS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             13-3870836
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     6 Executive Plaza, Yonkers, New York                          10701
----------------------------------------------              --------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (914) 965-2500
                                                    --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of December 21, 1998, there were issued and outstanding 2,726,239 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 21, 1998, was approximately $38.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 1998.
PART III of form 10-K--Proxy statement for the Annual Meeting for the fiscal year ended September 30, 1998.

================================================================================

                          YONKERS FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               SEPTEMBER 30, 1998

                                Table of Contents

            Part I                                                       Page

Item 1      Business..................................................   3

Item 2      Properties................................................   45

Item 3      Legal Proceedings.........................................   46

Item 4      Submission of Matters to a Vote of Security Holders.......   46

            Part II

Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters.....................................   46

Item 6      Selected Financial Data...................................   46

Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................   46

Item 7A     Quantitative and Qualitative Disclosures About Market
              Risk....................................................   46

Item 8      Financial Statements and Supplementary Data...............   46

Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................   47

            Part III

Item 10     Directors and Executive Officers of the Registrant........   48

Item 11     Executive Compensation....................................   49

Item 12     Security Ownership of Certain Beneficial Owners
              and Management..........................................   49

Item 13     Certain Relationships and Related Transactions............   49

            Part IV

Item 14     Exhibits, Financial Statement Schedules and Reports on
              Form 8-K................................................   50

            Signatures................................................   52

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

      The Holding Company is incorporated under the laws of the State of Delaware (and qualified to do business in the State of New York) and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The principal asset of the Holding Company is its investment in the stock of the Association, although it also holds certain other investments and a loan to its Employee Stock Ownership Plan (the "ESOP").

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

Market Area

      The Company conducts its banking operations through its main office located at One Manor House Square, Yonkers, New York; three full-service banking offices located in Yonkers, New York; and two in-store branches located in Wappingers Falls, Dutchess County, New York and Yorktown Heights, Westchester County, New York. The in-store branches opened in December 1997 and October 1998. A corporate headquarters office is also maintained in Yonkers, New York. The Company's primary market area for deposits includes the City of Yonkers and surrounding communities. The Company's primary market area for its lending activities consists of communities within Westchester County and portions of Rockland, Putnam and Dutchess Counties, New York.

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

Lending Activities

      General. Historically, the Company originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. Since the mid-1980s, in order to reduce its vulnerability to changes in interest rates, the Company has also originated adjustable-rate mortgage ("ARM") loans and home equity lines of credit. During fiscal 1997, the Company began to offer a "15/1" residential mortgage loan product with a fixed rate for the first 15 years and annual rate adjustments thereafter. Residential mortgage originations also currently include products with initial fixed-rate periods of five, seven or ten years with annual rate adjustments thereafter. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Both originations and sales activity increased significantly in fiscal 1998. The Company also offers multi-family and commercial real estate, consumer, construction and land loans.

      The following table sets forth the composition of the loan portfolio, by category, in dollar amounts and as a percentage of the total portfolio at the dates indicated.

                                                                                At September 30,
                                                --------------------------------------------------------------------------------
                                                         1998                        1997                        1996
                                                -----------------------     -----------------------     -----------------------
                                                              Percent                     Percent                     Percent
                                                  Amount      of Total        Amount      of Total        Amount      of Total
                                                ---------    ----------     ---------    ----------     ---------    ----------
                                                                            (Dollars in thousands)
Real Estate Mortgage Loans:
  One- to four-family (1)(2)(3)                 $ 167,225       84.1%       $ 111,821          79.0%    $  62,283          70.6%
  Multi-family                                      7,846        3.9            5,658           4.0         5,471           6.2
  Commercial                                       12,766        6.4           11,990           8.5         9,117          10.3
  Construction                                      2,613        1.3            2,786           2.0         2,175           2.5
  Land                                                932        0.5            1,814           1.3         1,934           2.2
                                                ---------      -----        ---------         -----     ---------         -----
       Total real estate mortgage loans           191,382       96.2          134,069          94.8        80,980          91.8
                                                ---------      -----        ---------         -----     ---------         -----
Other Loans:
Consumer loans:
  Home equity                                       3,678        1.9            3,217           2.3         2,911           3.3
  Personal                                          1,447        0.7            1,666           1.1         1,632           1.8
  Other                                             1,224        0.6            1,237           0.9         1,310           1.5
                                                ---------      -----        ---------         -----     ---------         -----
       Total consumer loans                         6,349        3.2            6,120           4.3         5,853           6.6
Commercial business loans                           1,195        0.6            1,299           0.9         1,413           1.6
                                                ---------      -----        ---------         -----     ---------         -----
       Total other loans                            7,544        3.8            7,419           5.2         7,266           8.2
                                                ---------      -----        ---------         -----     ---------         -----
       Total loans                                198,926      100.0%         141,488         100.0%       88,246         100.0%
                                                               =====                          =====                       =====
Less:
  Construction loans in process                      (743)                     (1,091)                       (171)
  Allowance for loan losses                        (1,302)                     (1,093)                       (937)
  Deferred loan origination costs (fees), net         478                        (184)                       (472)
                                                ---------                  ----------                   ---------
       Total loans, net                         $ 197,359                  $  139,120                   $  86,666
                                                =========                  ==========                   =========

                                                                 At September 30,
                                                --------------------------------------------------
                                                         1995                       1994
                                                -----------------------    -----------------------
                                                              Percent                    Percent
                                                  Amount      of Total       Amount      of Total
                                                ---------    ----------    ---------    ----------
                                                              (Dollars in thousands)
Real Estate Mortgage Loans:
  One- to four-family (1)(2)(3)                 $  63,282          74.4%   $  64,078          80.7%
  Multi-family                                      5,647           6.6        4,483           5.7
  Commercial                                        6,575           7.7        3,176           4.0
  Construction                                      2,205           2.6        2,138           2.7
  Land                                              2,112           2.5          814           1.0
                                                ---------         -----    ---------         -----
       Total real estate mortgage loans            79,821          93.8       74,689          94.1
                                                ---------         -----    ---------         -----
Other Loans:
Consumer loans:
  Home equity                                       2,389           2.8        1,872           2.3
  Personal                                          1,734           2.0        1,704           2.2
  Other                                             1,092           1.3        1,025           1.3
                                                ---------         -----    ---------         -----
       Total consumer loans                         5,215           6.1        4,601           5.8
Commercial business loans                              56           0.1           92           0.1
                                                ---------         -----    ---------         -----
       Total other loans                            5,271           6.2        4,693           5.9
                                                ---------         -----    ---------         -----
       Total loans                                 85,092         100.0%      79,382         100.0%
                                                                  =====                      =====
Less:
  Construction loans in process                      (293)                      (943)
  Allowance for loan losses                          (719)                      (311)
  Deferred loan origination costs (fees), net        (401)                      (304)
                                                ---------                  ---------
       Total loans, net                         $  83,679                  $  77,824
                                                =========                  =========

----------
(1) Includes advances under home equity lines of credit of $4.6 million, $5.9 million, $7.3 million, $9.1 million and $10.1 million, respectively, at September 30, 1998, 1997, 1996, 1995 and 1994.
(2) Includes cooperative apartment loans of $4.5 million, $4.8 million, $5.5 million, $5.8 million and $5.9 million, respectively, at September 30, 1998, 1997, 1996, 1995 and 1994.
(3) Includes loans held for sale of $13.3 million and $20.4 million at September 30, 1998 and 1997, respectively.

      The following table sets forth the composition of the loan portfolio, by category and by type of interest rate (fixed or adjustable), in dollar amounts and as a percentage of the total portfolio at the dates indicated.

                                                                                At September 30,
                                                --------------------------------------------------------------------------------
                                                         1998                        1997                        1996
                                                -----------------------     -----------------------     -----------------------
                                                              Percent                     Percent                     Percent
                                                  Amount      of Total        Amount      of Total        Amount      of Total
                                                ---------    ----------     ---------    ----------     ---------    ----------
                                                                            (Dollars in thousands)
Fixed-Rate Loans:
Real estate mortgage loans:
  One- to four-family (1)(2)                    $ 46,838           23.5%   $ 36,074            25.5%    $ 11,805           13.4%
  Multi-family                                     1,529            0.8         108             0.1           47            0.1
  Commercial                                       1,742            0.9          95             0.1          131            0.1
  Land                                               270            0.1         390             0.3           49            0.1
                                                --------          -----    --------           -----     --------          -----
       Total real estate mortgage loans           50,379           25.3      36,667            26.0       12,032           13.7
Consumer loans                                     6,349            3.2       6,120             4.3        5,853            6.6
                                                --------          -----    --------           -----     --------          -----
       Total fixed-rate loans                     56,728           28.5      42,787            30.3       17,885           20.3
                                                --------          -----    --------           -----     --------          -----
Adjustable-Rate Loans:
Real estate mortgage loans:
  One- to four-family (3)(4)(5)                  120,387           60.6      75,747            53.5       50,478           57.2
  Multi-family                                     6,317            3.2       5,550             3.9        5,424            6.1
  Commercial                                      11,024            5.5      11,895             8.4        8,986           10.2
  Construction                                     2,613            1.3       2,786             2.0        2,175            2.5
  Land                                               662            0.3       1,424             1.0        1,885            2.1
                                                --------          -----    --------           -----     --------          -----
       Total real estate mortgage loans          141,003           70.9      97,402            68.8       68,948           78.1
Commercial business loans                          1,195            0.6       1,299             0.9        1,413            1.6
                                                --------          -----    --------           -----     --------          -----
       Total adjustable-rate loans               142,198           71.5      98,701            69.7       70,361           79.7
                                                --------          -----    --------           -----     --------          -----
Total loans                                      198,926          100.0%    141,488           100.0%      88,246          100.0%
                                                                  =====                       =====                       =====
Less:
  Construction loans in process                     (743)                    (1,091)                        (171)
  Allowance for loan losses                       (1,302)                    (1,093)                        (937)
  Deferred loan origination costs (fees), net        478                       (184)                        (472)
                                                --------                   --------                     --------
       Total loans, net                         $197,359                   $139,120                     $ 86,666
                                                ========                   ========                     ========

                                                                 At September 30,
                                                --------------------------------------------------
                                                         1995                       1994
                                                -----------------------    -----------------------
                                                              Percent                    Percent
                                                  Amount      of Total       Amount      of Total
                                                ---------    ----------    ---------    ----------
                                                              (Dollars in thousands)
Fixed-Rate Loans:
Real estate mortgage loans:                     $ 11,805           13.9%   $  8,352           10.5%
  One- to four-family (1)(2)                         715            0.8         539            0.7
  Multi-family                                       396            0.5         194            0.2
  Commercial                                          49            0.1          49            0.1
  Land                                          --------          -----    --------          -----
                                                  12,965           15.3       9,134           11.5
       Total real estate mortgage loans            5,215            6.1       4,601            5.8
Consumer loans                                  --------          -----    --------          -----
                                                  18,180           21.4      13,735           17.3
       Total fixed-rate loans                   --------          -----    --------          -----

Adjustable-Rate Loans:
Real estate mortgage loans:                       51,477           60.4      55,726           70.1
  One- to four-family (3)(4)(5)                    4,932            5.8       3,944            5.0
  Multi-family                                     6,179            7.3       2,982            3.8
  Commercial                                       2,205            2.6       2,138            2.7
  Construction                                     2,063            2.4         765            1.0
  Land                                          --------          -----    --------          -----
                                                  66,856           78.5      65,555           82.6
       Total real estate mortgage loans               56            0.1          92            0.1
Commercial business loans                       --------          -----    --------          -----
                                                  66,912           78.6      65,647           82.7
       Total adjustable-rate loans              --------          -----    --------          -----
                                                  85,092          100.0%     79,382          100.0%
Total loans                                                       =====                      =====

Less:                                               (293)                      (943)
  Construction loans in process                     (719)                      (311)
  Allowance for loan losses                         (401)                      (304)
  Deferred loan origination costs (fees), net   --------                   --------
                                                $ 83,679                   $ 77,824
       Total loans, net                         ========                   ========

----------
(1) Includes loans held for sale of $13.3 million and $20.4 million at September 30, 1998 and 1997, respectively.
(2) Fixed-rate totals include loans with an initial fixed-rate period of 15 years, with annual rate adjustments thereafter, totaling $14.0 million and $23.6 million, respectively, at September 30, 1998 and 1997.
(3) Adjustable-rate totals include loans with initial fixed-rate periods of five, seven or ten years, with annual rate adjustments thereafter, totaling $83.8 million, $35.7 million and $3.6 million, respectively, at September 30, 1998, 1997 and 1996.
(4) Includes advances under home equity lines of credit of $4.6 million, $5.9 million, $7.3 million, $9.1 million and $10.1 million, respectively, at September 30, 1998, 1997, 1996, 1995 and 1994.
(5) Includes cooperative apartment loans of $4.5 million, $4.8 million, $5.5 million, $5.8 million and $5.9 million, respectively, at September 30, 1998, 1997, 1996, 1995 and 1994.

      The following table sets forth the contractual maturity of the Company's loan portfolio at September 30, 1998. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $24.2 million, $13.6 million and $11.8 million for the years ended September 30, 1998, 1997 and 1996, respectively.

                                                                      At September 30, 1998
                                      --------------------------------------------------------------------------------------
                                                                                       Commercial
                                      One- to Four-Family(1)     Multi-Family          Real Estate           Construction
                                      ----------------------  ------------------    ------------------    ------------------
                                                  Weighted              Weighted              Weighted              Weighted
                                                  Average               Average               Average               Average
                                        Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (Dollars in thousands)
Contractual maturity:
   One year or less (2)                $    978     9.89%    $     --       --%    $     --       --%    $  2,613    10.01%
                                       --------              --------              --------              --------

   After one year:
     More than 1 year to 2 years          1,069     9.45            3     8.25           --       --           --       --
     More than 2 years to 3 years           767     9.82          253     9.08           20     9.50           --       --
     More than 3 years to 5 years         2,028     9.55           --       --          315     9.28           --       --
     More than 5 years to 10 years        5,666     8.07          799     8.39        2,070     8.62           --       --
     More than 10 years to 20 years      36,645     7.34        6,498     8.83        7,870     8.75           --       --
     More than 20 years                 120,072     7.18          293     8.53        2,491     8.56           --       --
                                       --------              --------              --------              --------

         Total after one year           166,247     7.30        7,846     8.78       12,766     8.71           --       --
                                       --------              --------              --------              --------

   Total amount due                    $167,225     7.32%    $  7,846     8.78%    $ 12,766     8.71%    $  2,613    10.01%
                                       ========              ========              ========              ========

                                                            At September 30, 1998
                                      ---------------------------------------------------------------
                                                               Consumer and
                                             Land           Commercial Business           Total
                                       ------------------   -------------------    ------------------
                                                 Weighted              Weighted              Weighted
                                                 Average               Average               Average
                                       Amount      Rate      Amount      Rate      Amount      Rate
                                      --------   --------   --------   --------   --------   --------
                                                            (Dollars in thousands)
Contractual maturity:
   One year or less (2)               $    324    10.50%    $    211    14.64%    $  4,126    10.25%
                                      --------              --------              --------

   After one year:
     More than 1 year to 2 years           320    10.50          409    11.23        1,801    10.04
     More than 2 years to 3 years           --       --          677    10.90        1,717    10.13
     More than 3 years to 5 years           --       --        1,604    10.64        3,947     9.97
     More than 5 years to 10 years          --       --        4,410     9.35       12,945     8.62
     More than 10 years to 20 years        288     9.70          233     9.32       51,534     7.76
     More than 20 years                     --       --           --       --      122,856     7.21
                                      --------              --------              --------

         Total after one year              608    10.12        7,333     9.88      194,800     7.56
                                      --------              --------              --------

   Total amount due                   $    932    10.25%    $  7,544    10.01%    $198,926     7.62%
                                      ========              ========              ========

----------
(1) Includes $4.6 million of advances under home equity lines of credit which require minimum interest-only payments for the first five to ten years the advance is outstanding, followed by a balloon payment thereafter. Also includes $13.3 million in loans held for sale on the basis of their final contractual maturity (all more than 20 years).
(2) Includes demand loans, loans having no stated maturity, and overdraft loans.

      The following table sets forth the dollar amounts in each loan category at September 30, 1998 that are contractually due after September 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                   Due After September 30, 1999
                                                 -------------------------------
                                                  Fixed    Adjustable     Total
                                                 -------   ----------   --------
                                                          (In thousands)
      Real estate mortgage loans:
         One- to four-family                     $46,825    $119,422    $166,247
         Multi-family                              1,529       6,317       7,846
         Commercial                                1,742      11,024      12,766
         Land                                        238         370         608
                                                 -------    --------    --------
            Total real estate mortgage loans      50,334     137,133     187,467
      Consumer and commercial business loans       6,139       1,194       7,333
                                                 -------    --------    --------
            Total loans                          $56,473    $138,327    $194,800
                                                 =======    ========    ========

      Pursuant to Federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Association's unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1998, based on the 15% limitation, the Company's loans-to-one borrower limit was approximately $5.7 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of September 30, 1998, the largest dollar amount outstanding to one borrower, or group of related borrowers, was a $1.5 million loan secured by an office building located in Yonkers, New York. At September 30, 1998, the Company's next largest loan relationship totaled $1.3 million to a development company for the purpose of land development and the construction of four single-family residences located in Ossining, New York. The advanced portion of this loan totaled $1.1 million at September 30, 1998, consisting of $320,000 for land lots and $828,000 for construction of four residences for which there are contracts for sale. These loans were performing in accordance with their terms at September 30, 1998.

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

      Under the Company's loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets the Company's underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. In 1997, the Company instituted an enhanced process for quality control reviews of residential loan originations. The quality control process includes reviews of underwriting decisions, appraisals and documentation. The Company is using the services of an independent company to perform the quality control reviews.

      The Company's lending officers have approval authority for one- to four-family residential loans, other than cooperative apartment ("co-op") loans, up to $250,000. One- to four-family residential loans over $250,000 to $500,000 require the approval of the Company's President or its Vice President and Chief Lending Officer. Co-op loans up to $500,000 require the approval and/or review of the Chief Lending Officer. The Company's Chief Lending Officer has approval authority for multi-family and commercial real estate loans up to $500,000 and for land loans up to $250,000. Loans in excess of these amounts require the approval of the Company's Loan Committee or Board of Directors. Various officers have approval authority ranging from $2,000 on secured consumer loans, up to $50,000 on fixed-rate home equity loans and up to $30,000 on commercial business loans. Approval authorities on unsecured consumer loans range from $2,000 to $10,000.

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

      One- to Four-Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At September 30, 1998, $167.2 million, or 84.1%, of the Company's loan portfolio consisted of mortgage loans on one- to four-family residences (including $13.3 million of loans held for sale, $4.6 million of advances under home equity lines of credit and $4.5 million of co-op loans). Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary lending area. A majority of the mortgage loans originated by the Company are retained and serviced by it, although a larger percentage of its originations were sold in the secondary market (with servicing retained) in fiscal 1998. At September 30, 1998, approximately $5.1 million of the Company's one- to four-family residential real estate loans were secured by non-owner occupied properties. At that date, the average outstanding residential loan balance was approximately $163,000, compared to $114,000 at September 30, 1997. The increase in the average outstanding residential loan balance reflects recent originations of larger loans, consistent with changes in the Company's lending operations (including the introduction of new residential loan products).

      Since the mid-1980s, the Company has offered ARM loans at rates and on terms determined in accordance with market and competitive factors. The Company offers one-year ARMs for terms of up to 30 years at a margin (generally 275 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index. The one-year ARM loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Company also offers a three-year ARM loan which adjusts based on a margin (generally 275 basis points) over the yield on the three-year Treasury Note. The Company's three-year ARM loans have a 200 basis point interest rate cap per adjustment period and a lifetime cap of 500 basis points over the initial rate. The Company also offers loans which are fixed for the first five-, seven- or ten-year period of the loan term and adjust annually thereafter based on a specified margin over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for the remaining loan term. These loans are classified as ARM loans for reporting purposes and currently provide for an annual interest rate cap not to exceed 300 basis points for the initial adjustment period (and 200 basis points thereafter) and a lifetime cap of 500 basis points.

      Initial interest rates offered on the Company's ARMs may be 100 to 350 basis points below the fully indexed rate. Although borrowers on such loans are generally qualified at the fully indexed rate, the risk of default on these loans may increase as interest rates increase. See "- Delinquencies and Non-Performing Assets." The Company's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. At September 30, 1998, one- to four-family ARMs (including loans of $83.8 million earning a fixed rate of interest for initial periods of five, seven or 10 years) totaled $142.2 million, or 71.5% of the Company's total loan portfolio.

      During fiscal 1997, the Company began to offer a 30-year residential mortgage loan product with a fixed rate for the first fifteen years and annual rate adjustments thereafter based on a specified margin over the Average Weekly One Year U.S. Treasury Constant Maturity Index. In addition, the loan has a conversion option which allows the borrower to convert, during years sixteen through eighteen, to a fixed rate for the remaining term. The Company also offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Company has recently emphasized originations of fixed-rate loans with terms of 10 to 15 years. The interest rate on such loans is generally based on competitive factors. The fixed-rate one- to four-family loans described in this paragraph are typically underwritten in accordance with Freddie Mac and Fannie Mae standards to permit their sale in the secondary market. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Loans held for sale at September 30, 1998 amounted $13.3 million and represented a variety of fixed-rate one- to four-family loans.

      The Company originates home equity lines of credit secured by a lien on the borrower's residence. The Company's home equity lines are generally limited to $250,000. The Company uses the same underwriting standards for home equity lines as it uses for one- to four-family residential mortgage loans. The interest rates for home equity lines of credit float at a stated margin over the lowest prime rate published in The Wall Street Journal and may not exceed 15.75% over the life of the loan. The Company currently offers home equity lines for terms of up to 30 years with interest only paid for the first 10 years of the loan term. At September 30, 1998, the Company had $4.6 million of outstanding advances under home equity lines and an additional $3.7 million of funds committed, but undrawn, under home equity lines of credit.

      The Company also originates loans secured by co-ops and condominiums located in its market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans, except that co-op loans are made only at adjustable rates of interest. At September 30, 1998, the Company had $13.2 million of condominium loans and $4.5 million of co-op loans.

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

      Multi-family and Commercial Real Estate Lending. The Company has increased its emphasis on the origination of permanent multi-family and commercial real estate loans in recent years, in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, strip shopping centers and other income producing properties located in its market area. At September 30, 1998, the Company had $12.8 million in commercial real estate loans, representing 6.4% of the total loan portfolio, and $7.8 million in multi-family loans, or 3.9% of the total loan portfolio.

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

      The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at September 30, 1998. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                                       Outstanding     Amount Non-
                                                             Number     Principal     Performing or
                                                            of Loans     Balance      of Concern(1)
                                                            --------   -----------    -------------
                                                                     (Dollars in thousands)
Commercial real estate:
    Small business facilities                                     37      $  8,867            $ 203
    Office buildings                                               6         3,073              223
    Health care facilities                                         4           734               --
    Industrial real estate                                         1            92               --
Multi-family                                                      38         7,846               --
                                                                ----      --------            -----
    Total multi-family and commercial real estate loans           86      $ 20,612            $ 426
                                                                ====      ========            =====

----------
(1)   See "- Delinquencies and Non-Performing Assets".

      At September 30, 1998, the Company's largest commercial real estate loan had an outstanding balance of $1.5 million. This loan was originated in September 1995 and refinanced in July 1997, and is secured by an office building located in Yonkers. At September 30, 1998, the largest multi-family loan had a balance of $506,000 and is secured by a 21-unit apartment building located in Yonkers, New York.

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

      Construction and Land Lending. The Company originates a modest amount of construction loans to individuals and builders for the construction of residential real estate. At September 30, 1998, the Company's construction loan portfolio totaled $2.6 million, or 1.3% of the total loan portfolio. The Company also currently originates a limited number of land loans primarily for the purpose of developing residential subdivisions. At September 30, 1998, the Company's land loan portfolio totaled $932,000, or 0.5% of the total loan portfolio. At September 30, 1998, all of the Company's land loans were made for the purpose of developing residential lots except for one loan totaling $238,000 which was secured by commercial real estate.

      Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1998, there were $230,000 of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

      The Company also originates construction loans to builders of one- to four-family residences. Such loans generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 75%. When practical, the Company seeks to obtain personal guarantees on such loans. The Company generally limits loans to builders for the construction of homes on speculation for sale to two homes per builder. At September 30, 1998, the Company had $2.4 million of construction loans outstanding to builders of one- to four-family residences.

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

      The table below sets forth, by type of security property, the number and amount of the Company's construction and land loans at September 30, 1998, all of which are secured by properties located in the Company's market area.

                                                                 Outstanding   Amount Non-
                                        Number        Loan        Principal   Performing or
                                       of Loans    Commitment      Balance    of Concern(1)
                                       --------    ----------    -----------  -------------
                                                       (Dollars in thousands)
Single-family construction                   10       $ 2,613        $ 1,870          $  --
Residential land                              5           694            694             --
Other land                                    1           238            238            238
                                          =====       =======        =======          =====
    Total construction and land loans        16       $ 3,545        $ 2,802          $ 238
                                          =====       =======        =======          =====

----------
(1)   See "- Delinquencies and Non-Performing Assets".

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

      Consumer Lending. In order to increase the interest rate sensitivity of the loan portfolio and provide a broader range of loan products to its retail customers, the Company originates a variety of consumer loans, including automobile, home equity, deposit account and other loans for household and personal purposes. At September 30, 1998, consumer loans totaled $6.3 million, or 3.2% of total loans outstanding. The Company intends to emphasize its consumer lending in the future and to consider hiring an additional consumer lending officer in order to increase volume.

      Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed interest rates, with terms of up to 10 years. Home equity loans are made at fixed rates up to a maximum loan amount of $50,000.

      The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

      Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1998, there were $35,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future.

      Commercial Business Lending. Federally chartered savings institutions, such as the Association, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, provided that amounts in excess of 10% relate to small business loans (as defined). The Company may from time to time make a limited number of secured and unsecured commercial loans to local businesses. At September 30, 1998, the Company had $1.2 million of commercial business loans outstanding, representing 0.6% of the total loan portfolio.

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

Originations, Purchases and Sales of Loans

      Loan applications are taken at each of the Company's offices. Applications are processed and approved at the Company's Loan Center which is located in one of the branch offices, except for consumer loans which are processed and approved at the main office. The Company currently offers incentives to employees for loan referrals. The Company also employs commissioned loan originators and utilizes mortgage brokers to assist in the process of obtaining loans. Total loan originations increased substantially to $151.7 million in fiscal 1998, compared to $70.1 million in fiscal 1997 and $17.7 million in fiscal 1996, primarily reflecting higher one- to four-family loan originations.

      While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment.

      Historically, most of the fixed-rate one- to four-family residential loans originated by the Company were retained in its portfolio. However, in order to reduce its vulnerability to changes in interest rates, the Company currently sells in the secondary market a portion of its fixed-rate residential mortgage originations. In addition, certain current year originations of adjustable-rate loans are sold in the secondary market. Residential mortgage sales increased substantially to $69.8 million in fiscal 1998, compared to $2.8 million in fiscal 1997 and $1.9 million in fiscal 1996. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. At September 30, 1998, the Company serviced $81.7 million of mortgage loans for others.

      The following table sets forth the Company's loan originations, sales, repayments and other portfolio activity for the periods indicated.

                                                   For the Year Ended September 30,
                                                   --------------------------------
                                                     1998        1997        1996
                                                    -----      ------        ----
                                                            (In thousands)
Unpaid principal balances at beginning of year     $ 141,488   $  88,246   $ 85,092
                                                   ---------   ---------   --------
Loans originated:
  Real estate mortgage loans:
    One- to four-family(1)                           139,351      60,497      9,053
    Multi-family                                       3,372         839        174
    Commercial                                         2,235       2,815      2,740
    Construction                                       3,734       2,913      1,285
    Land                                                  50         150         --
  Consumer and commercial business loans               2,981       2,919      4,415
                                                   ---------   ---------   --------
    Total loans originated                           151,723      70,133     17,667
                                                   ---------   ---------   --------

Loans sold:
  One-to four-family real estate mortgage loans      (69,810)     (2,822)    (1,886)
                                                   ---------   ---------   --------

Principal repayments:
  Real estate mortgage loans                         (21,325)    (10,846)    (9,389)
  Consumer and commercial business loans              (2,856)     (2,766)    (2,391)
                                                   ---------   ---------   --------
    Total principal repayments                       (24,181)    (13,612)   (11,780)
                                                   ---------   ---------   --------

Net charge-offs                                         (166)       (144)      (244)
Transfers to real estate owned                          (128)       (313)      (603)
                                                   ---------   ---------   --------
Unpaid principal balances at end of year             198,926     141,488     88,246
Less:
  Construction loans in process                         (743)     (1,091)      (171)
  Allowance for loan losses                           (1,302)     (1,093)      (937)
  Deferred loan origination costs (fees), net            478        (184)      (472)
                                                   ---------   ---------   --------
Net loans at end of year                           $ 197,359   $ 139,120   $ 86,666
                                                   =========   =========   ========

----------
(1) Consists of (i) adjustable-rate loans of $89.0 million, $32.3 million and $5.6 million, and (ii) fixed-rate loans of $50.3 million, $28.2 million and $3.5 million for the years ended September 30, 1998, 1997 and 1996, respectively.

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

      The following table sets forth certain information with respect to loan portfolio delinquencies at the dates indicated.

                                                    September 30, 1998                             September 30, 1997
                                       --------------------------------------------  -----------------------------------------------
                                            60-89 Days            90 Days or More          60-89 Days             90 Days or More
                                       --------------------    --------------------  ---------------------     ---------------------
                                        Number    Principal     Number    Principal   Number     Principal      Number     Principal
                                       of Loans    Balance     of Loans    Balance   of Loans     Balance      of Loans     Balance
                                       --------    -------     --------    -------   --------     -------      --------     -------
                                                                            (Dollars in thousands)
Real estate mortgage loans:
   One- to four-family                     4        $ 257          5        $ 515        1         $  88           3        $   389
   Multi-family                           --           --         --           --        1           101          --             --
   Construction                           --           --         --           --        1            88           2            279
   Land                                   --           --         --           --       --            --           3            250
   Commercial                             --           --          1          203       --            --           1            211
Consumer loans                             3           43          5           35        1             7           2              9
                                       --------    -------     --------    -------   --------     -------      --------     -------
    Total                                  7        $ 300         11        $ 753        4         $ 284          11        $ 1,138
                                       ========    =======     ========    =======   ========     =======      ========     =======

    Delinquent loans to total loans(1)               0.15%                   0.38%                  0.20%                      0.80%
                                                   =======                 =======                =======                   =======

----------
(1) If loans held for sale are excluded from total loans, the percentages are 0.16% for the 60-89 days category and 0.41% for the 90 days or more category at September 30, 1998 (0.23% and 0.94%, respectively, at September 30, 1997).

      Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review, at September 30, 1998 the Company had classified $924,000 of loans and $305,000 of real estate owned as substandard, and $1,000 of loans as doubtful.

      The Company's classified assets consist principally of non-performing loans, real estate owned and certain other loans of concern discussed herein. As of the date hereof, these asset classifications are substantially consistent with those of the OTS and FDIC.

      Non-Performing Assets. The table below sets forth the amounts and categories of the Company's non-performing assets at the dates indicated. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. Real estate owned represents properties acquired in settlement of loans. The Company's prospective adoption of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, effective October 1, 1995, had no impact on the comparability of this information.

                                                                    At September 30,
                                                      ------------------------------------------
                                                       1998     1997     1996     1995     1994
                                                      ------   ------   ------   ------   ------
                                                                 (Dollars in thousands)
Non-accrual loans past due ninety days or more:
  Real estate mortgage loans:
       One- to four-family                            $  515   $  389   $1,757   $2,759   $2,229
       Multi-family (1)                                   --       --       --      389      389
       Commercial                                        203      211      214       --       --
       Land                                               --      250      250       49       --
       Construction                                       --      279      511      279       --
  Consumer loans                                          35        9       43       54       45
                                                      ------   ------   ------   ------   ------
           Total                                         753    1,138    2,775    3,530    2,663
Real estate owned, net                                   305      379      603      227       73
                                                      ------   ------   ------   ------   ------
Total non-performing assets                           $1,058   $1,517   $3,378   $3,757   $2,736
                                                      ======   ======   ======   ======   ======

Allowance for loan losses                             $1,302   $1,093   $  937   $  719   $  311
                                                      ======   ======   ======   ======   ======

Ratios:
  Non-performing loans to total loans receivable (2)    0.41%    0.94%    3.14%    4.15%    3.35%
  Non-performing assets to total assets                 0.28     0.48     1.30     1.80     1.40
  Allowance for loan losses to:
      Non-performing loans                            172.91    96.05    33.77    20.37    11.68
      Total loans receivable (2)                        0.70     0.90     1.06     0.84     0.39

----------
(1) Includes a participation loan of $309,000 classified as a troubled debt restructuring at September 30, 1995 and 1994. Collections and charge-offs in fiscal 1996 eliminated the recorded investment in this loan.
(2)   Total loans receivable for this purpose exclude loans held for sale.

      For the year ended September 30, 1998, gross interest income of $64,000 would have been recorded if the non-accrual loans at September 30, 1998 had remained current in accordance with their original terms. The amount of interest income actually received on such loans in fiscal 1998 was $48,000. See Note 3 of the Notes to Consolidated Financial Statements.

      At September 30, 1998, the Company's non-performing loans consisted of five loans secured by one- to four-family real estate located in the Company's market area which totaled $515,000; one loan for $203,000 secured by a store and five apartments located in Yonkers, New York; and five consumer loans which totaled $35,000. At September 30, 1998, real estate owned consisted of two single-family residences with a net carrying value of $305,000.

      Other Loans of Concern. In addition to the non-performing loans and real estate owned discussed in the preceding section, as of September 30, 1998 there were other loans of concern totaling approximately $551,000. These are loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has considered the Company's non-performing loans and other loans of concern in establishing the allowance for loan losses.

      As of September 30, 1998, the Company's loans of concern included the following loans with principal balances in excess of $200,000:

            The Company has a $238,000 land loan, secured by a lot located in Patterson, New York. The borrower intended to build a commercial building on the security property. At September 30, 1998, although this loan was performing, it was classified substandard due to hazardous building materials on an adjacent lot which may result in a decline in value of the security property. Although a phase I environmental study performed on the security property did not disclose any contamination to the security property from the adjoining lot, the contamination on the adjacent lot has prevented the borrower from using the security property for its intended purpose. As a result, the loan was extended and modified in January 1997 as a 15-year, self-liquidating loan with a market rate of interest. The borrower is continuing to make payments on this loan as required by the terms of the loan agreement and is waiting for the resolution of the problem with the adjacent property.

            The Company has a $223,000 participation interest in a $3.5 million commercial mortgage loan secured by a two-story office building located in Queens, New York originated by the Thrift Association Service Corporation ("TASCO"). This loan originally had a 30-year amortization schedule with a balloon payment which was due in December 1996. Prior to this scheduled maturity, the borrower had been unsuccessful in securing financing in order to payoff the loan. As a result, a short-term extension was granted at the original terms of the loan until December 1997. In December 1997, the loan was extended at market terms for an additional five-year term with principal payments based on a 25-year amortization schedule. Although the loan was current as of September 30, 1998, the Company considers this loan to be of concern due to its past performance and extended term.

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to operations based on management's evaluation of the risk inherent in the loan portfolio. The allowance is established as an amount that management believes will be adequate to absorb probable losses on existing loans. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Company's market area.

      Management's evaluation of the adequacy of the allowance, which is subject to periodic review by the Company's regulators, takes into consideration such factors as the historical loan loss experience, known and inherent risks in the portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, estimated value of underlying collateral, and current economic conditions that may affect borrowers ability to pay. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the estimates made in making the final determination.

      The following table sets forth activity in the allowance for loan losses for the periods indicated. The Company's prospective adoption of SFAS No. 114 in fiscal 1995 had no impact on the comparability of this information.

                                                           For the Year Ended September 30,
                                                 ---------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                   ----       ----       ----       ----       ----
                                                                 (Dollars in thousands)
Balance at beginning of year                     $ 1,093    $   937    $   719    $   311    $   295
Provision for losses                                 375        300        462        493         64
Charge-offs:
  Real estate mortgage loans:
    One- to four-family                              (45)      (132)       (97)       (76)       (64)
    Multi-family (1)                                  --         --       (203)        --         --
    Land                                             (17)        --         --         --         --
    Construction                                     (91)        --         --         --         --
  Consumer loans                                     (40)       (25)       (33)       (13)        (2)
                                                 -------    -------    -------    -------    -------
    Total charge-offs                               (193)      (157)      (333)       (89)       (66)
Recoveries                                            27         13         89          4         18
                                                 -------    -------    -------    -------    -------
    Net charge-offs                                 (166)      (144)      (244)       (85)       (48)
                                                 -------    -------    -------    -------    -------

Balance at end of year                           $ 1,302    $ 1,093    $   937    $   719    $   311
                                                 =======    =======    =======    =======    =======

Ratio of net charge-offs to average total loans     0.10%      0.15%      0.29%      0.10%      0.06%

----------
(1) Charge-offs in fiscal 1996 relate to the Company's purchased participation interests in a multi-family loan originated by TASCO.

      The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to loans receivable at the dates indicated.

                                                                        At September 30,
                            --------------------------------------------------------------------------------------------------------
                                           1998                               1997                                1996
                            ----------------------------------  ----------------------------------  --------------------------------
                                                    Percent of                          Percent of                        Percent of
                                                     Loans in                            Loans in                          Loans in
                                          Loan         Each                  Loan          Each                  Loan        Each
                                        Amounts      Category               Amounts      Category               Amounts    Category
                            Allowance      by        to Total   Allowance      by        to Total   Allowance      by      to Total
                             Amount    Category(1)     Loans      Amount   Category(1)     Loans     Amount     Category     Loans
                            --------   -----------  ----------  ---------  -----------  ----------  ---------   --------  ----------
                                                                     (Dollars in thousands)
Real estate mortgage loans:
   One- to four-family      $    917    $153,891       82.9%     $    608   $ 91,367        75.5%   $    538    $ 62,283      70.6%
   Multi-family                   16       7,846        4.2            11      5,658         4.7          11       5,471       6.2
   Commercial                    160      12,766        6.9           121     11,990         9.9          91       9,117      10.3
   Construction                   23       2,613        1.4            98      2,786         2.3          74       2,175       2.5
   Land(2)                       128         932        0.5           196      1,814         1.5         166       1,934       2.2
Consumer and commercial
   business loans                 58       7,544        4.1            59      7,419         6.1          57       7,266       8.2
                            --------    --------      -----      --------   --------       -----    --------    --------     -----
Total                       $  1,302    $185,592      100.0%     $  1,093   $121,034       100.0%   $    937    $ 88,246     100.0%
                            ========    ========      =====      ========   ========       =====    ========    ========     =====

                                                      At September 30,
                            --------------------------------------------------------------------
                                           1995                              1994
                            ---------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                    Loans in                           Loans in
                                          Loan        Each                   Loan        Each
                                         Amounts    Category                Amounts    Category
                            Allowance       by      to Total   Allowance       by      to Total
                              Amount     Category     Loans      Amount     Category     Loans
                            ---------    --------  ----------  ---------    --------  ----------
                                                   (Dollars in thousands)
Real estate mortgage loans:
   One- to four-family       $    302    $ 63,282      74.4%    $    188    $ 64,078     80.7%
   Multi-family                    64       5,647       6.6           64       4,483      5.6
   Commercial                      66       6,575       7.7           20       3,176      4.0
   Construction                    75       2,205       2.6           16       2,138      2.7
   Land(2)                        171       2,112       2.5            8         814      1.0
Consumer and commercial
   business loans                  41       5,271       6.2           15       4,693      5.9
                             --------    --------     -----     --------    --------    -----
Total                        $    719    $ 85,092     100.0%    $    311    $ 79,382    100.0%
                             ========    ========     =====     ========    ========    =====

----------
(1) Excludes real estate mortgage loans held for sale of $13.3 million and $20.4 million, respectively, at September 30, 1998 and 1997.
(2) The allowance at September 30, 1998, 1997, 1996 and 1995 principally represents an allocation to land loans "of concern." See "- Other Loans of Concern."

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

      Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At September 30, 1998, the Company had no securities classified as trading. At September 30, 1998, $125.2 million or 74.3% of the Company's mortgage-backed and other securities was classified as available for sale. The remaining $43.3 million, or 25.7%, was classified as held to maturity.

      Mortgage-Backed Securities. The Company invests in mortgage-backed securities in order to supplement loan production and achieve its asset/liability management goals. The Company has also invested in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), in order to take advantage of the spread between the yield on such securities and the cost of borrowings from the FHLB and other "wholesale" sources. In a number of instances, the expected maturity of the securities purchased has been significantly longer than the term of the related borrowings.

      Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. As of September 30, 1998, the Company did not have any mortgage-backed securities of a single issuer in excess of 10% of the Company's stockholders' equity, except for federal agency obligations. At September 30, 1998, the Company classified mortgage-backed securities of $33.8 million as held to maturity and $79.7 million as available for sale. Consistent with its asset/liability management strategy, $33.2 million, or 29.6%, of the Company's mortgage-backed securities at September 30, 1998 had adjustable interest rates.

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

      Management believes that CMOs at times represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (seven-year or less estimated average life) represent a better combination of rate and duration than adjustable-rate mortgage-backed securities. At September 30, 1998, the Company held $9.1 million of CMOs, all of which were classified as held-to-maturity.

      Prior to the purchase of a CMO, the Company conducts an analysis of the security to assess its price volatility. The analysis is designed to show the expected change in the value of the security that would result from immediate parallel shifts in the yield curve of plus or minus 100, 200, and 300 basis points. The Company establishes risk tolerance levels for its CMO activities on a periodic basis based on its overall asset/liability management goals and market conditions.

      The fair value of the Company's mortgage-backed securities, particularly those carrying fixed rates, would decline significantly in the event of an increase in interest rates. In addition, a decrease in interest rates could result in an increase in prepayments on the fixed-rate portion of the Company's mortgage-backed securities portfolio. Funds from such prepayments may be reinvested at a lower yield. Similarly, a decline in interest rates would result in the downward adjustment of the rates earned on the Company's adjustable-rate, mortgage-backed securities portfolio resulting in lower yields and interest income in future periods.

      For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

      The following table sets forth the amortized cost and fair value of the mortgage-backed securities portfolio, by accounting classification category and by type of security, at the dates indicated:

                                                       At September 30,
                                  ----------------------------------------------------------
                                         1998                1997                1996
                                  ------------------  ------------------  ------------------
                                  Amortized   Fair    Amortized   Fair    Amortized   Fair
                                    Cost      Value     Cost      Value     Cost      Value
                                  --------- --------  --------- --------  --------- --------
                                                        (In thousands)
Held to Maturity
     Pass-through securities      $ 24,704  $ 25,230  $ 35,283  $ 35,905  $ 41,493  $ 41,520
     CMOs                            9,104     9,165    15,063    15,066    16,646    16,478
                                  --------  --------  --------  --------  --------  --------
       Total                        33,808    34,395    50,346    50,971    58,139    57,998
                                  --------  --------  --------  --------  --------  --------

Available for Sale
     Pass-through securities        78,549    79,678    34,460    34,892    20,679    20,572
     CMOs                               --        --     8,148     8,146     2,146     2,139
                                  --------  --------  --------  --------  --------  --------
       Total                        78,549    79,678    42,608    43,038    22,825    22,711
                                  --------  --------  --------  --------  --------  --------

Total mortgage-backed securities  $112,357  $114,073  $ 92,954  $ 94,009  $ 80,964  $ 80,709
                                  ========  ========  ========  ========  ========  ========

      All mortgage-backed securities are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, except for privately-issued securities with an amortized cost of $160,000, $302,000 and $367,000 at September 30, 1998, 1997 and 1996,
respectively.

      The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's mortgage-backed securities at September 30, 1998. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. In addition, under the structure of some of the Company's CMOs, the Company's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

                                                               At September 30, 1998
                                           ------------------------------------------------------------
                                                 Held to Maturity              Available for Sale
                                           -----------------------------  -----------------------------
                                                                Weighted                       Weighted
                                           Amortized    Fair     Average  Amortized    Fair     Average
                                             Cost       Value     Yield     Cost       Value     Yield
                                            -------    -------  --------  ---------   -------  --------
                                                              (Dollars in thousands)
Pass-through securities:
   Due after 1 year but within 5 years      $   433    $   458    8.17%    $    --    $    --      --%
   Due after 5 years but within 10 years      1,620      1,648    6.80          --         --      --
   Due after 10 years                        22,651     23,124    6.85      78,549     79,678    7.19
                                            -------    -------             -------    -------
     Total                                  $24,704    $25,230    6.87%    $78,549    $79,678    7.19%
                                            =======    =======             =======    =======

CMOs:
   Due after 1 year but within 5 years      $   373    $   384    8.00%    $    --    $    --      --%
   Due after 5 years but within 10 years      2,244      2,246    5.81          --         --      --
   Due after 10 years                         6,487      6,535    5.62          --         --      --
                                            -------    -------             -------    -------
     Total                                  $ 9,104    $ 9,165    5.76%    $    --    $    --      --%
                                            =======    =======             =======    =======

      The following table sets forth the activity in the mortgage-backed securities portfolio for the periods indicated.

                                                 For the Year Ended September 30,
                                                 ---------------------------------
                                                   1998        1997        1996
                                                 ---------   ---------   ---------
                                                            (In thousands)
Amortized cost at beginning of year              $  92,954   $  80,964   $  59,034
                                                 ---------   ---------   ---------
Purchases:
    Pass-through securities:
        Fixed rate                                  74,391      15,144      10,264
        Adjustable rate                                 --       2,502      21,657
    CMOs                                                --       8,149          --
                                                 ---------   ---------   ---------
          Total purchases                           74,391      25,795      31,921
                                                 ---------   ---------   ---------
Sales                                              (16,667)     (4,372)         --
Principal repayments                               (38,116)     (9,421)     (9,979)
Premium amortization, net of discount accretion       (205)        (12)        (12)
                                                 ---------   ---------   ---------
Amortized cost at end of year                    $ 112,357   $  92,954   $  80,964
                                                 =========   =========   =========

      Other Securities. In addition to mortgage-backed securities, the Company also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. At September 30, 1998, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. Government or federal agency obligations. From time to time, the Company holds high-grade, medium-term (up to five years) corporate debt securities, as well as common stocks and mutual fund shares. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

      From time to time, the Company has invested in "step-up" securities which provide for interest rate increases periodically if the security is not redeemed by the issuer. Because of this "step-up" structure, the Company expects most of these securities to be redeemed prior to maturity. Prior to investing in these securities, the Company analyzes the yield on the security in comparison to the option on the part of the issuer to redeem the security or pay a higher interest rate. A majority of the Company's "step-up" securities have terms of seven years or less and provide for increases in interest rates of 25 to 180 basis points within one to three years of issuance. At September 30, 1998, the Company had $3.5 million of "step-up" securities with a weighted average yield of 5.69%.

      The following table sets forth the amortized cost and fair value of other securities, by accounting classification category and by type of security, at the dates indicated:

                                                                  At September 30,
                                          ---------------------------------------------------------------
                                                 1998                  1997                  1996
                                          ------------------    -------------------   -------------------
                                          Amortized    Fair     Amortized    Fair     Amortized    Fair
                                            Cost       Value      Cost       Value      Cost       Value
                                          ---------   -------   ---------   -------   ---------   -------
                                                                (Dollars in thousands)
Available for Sale
  U.S. Government and Agency securities    $43,801    $44,810    $40,805    $41,469    $29,960    $29,992
  Equity securities                            967        737      1,923      1,779      6,070      5,849
                                           -------    -------    -------    -------    -------    -------
     Total                                  44,768     45,547     42,728     43,248     36,030     35,841
                                           -------    -------    -------    -------    -------    -------

Held to Maturity
  U.S. Government and Agency securities      9,495      9,553     25,983     25,931     36,368     35,663
  Corporate bonds                               --         --         --         --        500        501
                                           -------    -------    -------    -------    -------    -------
     Total                                   9,495      9,553     25,983     25,931     36,868     36,164
                                           -------    -------    -------    -------    -------    -------

Total other securities                     $54,263    $55,100    $68,711    $69,179    $72,898    $72,005
                                           =======    =======    =======    =======    =======    =======

      The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of other debt securities at September 30, 1998, by remaining period to contractual maturity.

                                                 Held to Maturity              Available for Sale
                                           -----------------------------  -----------------------------
                                                                Weighted                       Weighted
                                           Amortized    Fair     Average  Amortized    Fair     Average
                                             Cost       Value     Yield     Cost       Value     Yield
                                            -------    -------  --------  ---------   -------  --------
                                                              (Dollars in thousands)
U.S. Government and Agency:
   Due within 1 year                        $ 2,500    $ 2,503    5.37%    $     --   $     --     --%
   Due after 1 years but within 5 years       3,496      3,510    5.66           --         --     --
   Due after 5 years but within 10 years      1,500      1,528    6.69       19,100     19,343   7.57
   Due after 10 years                         1,999      2,012    6.00       24,701     25,467   7.35
                                            -------    -------             --------   --------
     Total                                  $ 9,495    $ 9,553    5.82%    $ 43,801   $ 44,810   7.45%
                                            =======    =======             ========   ========

      In addition to its securities portfolios, from time to time the Company holds short-term liquid assets such as money market mutual funds, federal funds sold and interest-bearing deposits. Short-term investments at September 30, 1998 consisted of federal funds sold of $1.0 million.

Sources of Funds

      General. The Company's primary sources of funds are deposits, borrowings, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities and other funds provided from operations.

      Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of regular savings (passbook) accounts, transaction (NOW and checking) accounts, money market accounts, club accounts and certificate accounts. The Company only solicits deposits in its market area and does not accept brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits and provides incentives to employees who refer new deposit customers to the Company. The Company also has ATMs located in five branch offices and one offsite ATM located in a hospital.

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

      Management believes that the "core" portion of the Company's regular savings, transaction, money market and club accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts and therefore are relatively stable sources of deposits. These core accounts increased $7.9 million during fiscal 1998, as compared to $5.4 million during fiscal 1997. The Company continues to utilize customer service and marketing initiatives (including newspaper advertisements) in an effort to maintain and increase the volume of such deposits. However, the ability of the Company to attract and maintain these accounts (as well as certificate accounts) has been and will continue to be affected by market conditions.

      The following table sets forth the deposit activity of the Company for the periods indicated.

                                           For the Year Ended September 30,
                                       ---------------------------------------
                                         1998           1997           1996
                                       ---------      ---------      ---------
                                                (Dollars in thousands)

Balance at beginning of year           $ 207,933      $ 190,675      $ 188,009
Deposits                                 593,174        425,392        421,132
Withdrawals                             (578,982)      (416,056)      (426,246)
Interest credited                          9,056          7,922          7,780
                                       ---------      ---------      ---------
Balance at end of year                 $ 231,181      $ 207,933      $ 190,675
                                       =========      =========      =========

Net increase during the year:
    Amount                             $  23,248      $  17,258      $   2,666
    Percent                                 11.2%           9.1%           1.4%
                                       =========      =========      =========

      The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                   At September 30,
                              ----------------------------------------------------------------------------------------------
                                            1998                               1997                               1996
                              -------------------------------  -----------------------------  ------------------------------
                                          Percent    Weighted           Percent     Weighted             Percent    Weighted
                                          of Total   Average            of Total    Average              of Total   Average
                               Amount     Deposits     Rate    Amount   Deposits      Rate     Amount    Deposits     Rate
                               ------     --------   --------  ------   --------    --------   ------    --------   --------
                                                                      (Dollars in thousands)
Checking accounts             $  5,423       2.4%        --%  $  4,655       2.2%        --%  $  1,957       1.0%        --%
NOW accounts                    21,123       9.1       1.00     19,055       9.2       2.00     18,141       9.5       1.86
Money market accounts           27,613      11.9       3.64     21,624      10.4       3.33     16,599       8.7       2.91
Regular savings accounts        43,492      18.8       2.43     44,591      21.4       2.56     47,832      25.1       2.61
Club accounts                    1,282       0.6       2.43      1,132       0.6       2.56      1,112       0.6       2.61
Savings certificate accounts   132,248      57.2       5.43    116,876      56.2       5.45    105,034      55.1       5.24
                              --------     -----              --------     -----              --------     -----
    Total                     $231,181     100.0%      4.10%  $207,933     100.0%      4.15%  $190,675     100.0%      3.99%
                              ========     =====              ========     =====              ========     =====

      The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at September 30, 1998.

                                   At September 30, 1998
                 ---------------------------------------------------------        Total at
                                    Period to Maturity                          September 30,
                 ---------------------------------------------------------   --------------------
                 Less than    One to       More than              Percent
                 One Year   Three Years   Three Years   Total     of Total     1997        1996
                 ---------  -----------   -----------  --------   --------   --------    --------
                                           (Dollars in thousands)
4.00% and below  $     --    $     --      $     --    $     --       --%    $     --    $     39
4.01% to 5.00%     28,014       1,663            --      29,677     22.4       31,003      52,810
5.01% to 6.00%     54,055      23,167         5,738      82,960     62.8       74,440      35,805
6.01% to 7.00%      2,192      16,865           554      19,611     14.8       11,433      16,293
7.01% and above        --          --            --          --       --           --          87
                 --------    --------      --------    --------    -----     --------    --------
    Total        $ 84,261    $ 41,695      $  6,292    $132,248    100.0%    $116,876    $105,034
                 ========    ========      ========    ========    =====     ========    ========

      The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and tot1l savings certificates at September 30, 1998.

                                      Less than $100,000    $100,000 or more            Total
                                     --------------------  -------------------   -------------------
                                                Weighted              Weighted              Weighted
                                                Average               Average               Average
                                      Amount      Rate      Amount      Rate      Amount      Rate
                                      ------      ----      ------      ----      ------      ----
                                                            (Dollars in thousands)
Within three months                  $ 22,283     5.11%    $  2,221     5.21%    $ 24,504     5.12%
After three but within six months      17,855     5.16        1,711     5.06       19,566     5.15
After six but within 12 months         34,410     5.41        5,781     5.57       40,191     5.43
                                     --------              --------              --------
    Total within one year              74,548     5.26        9,713     5.40       84,261     5.28
After one but within two years         30,735     5.70        5,820     5.83       36,555     5.72
After two but within three years        4,144     5.49          996     5.67        5,140     5.52
After three but within five years       6,292     5.78           --       --        6,292     5.78
                                     --------              --------              --------
    Total                            $115,719     5.41%    $ 16,529     5.57%    $132,248     5.43%
                                     ========              ========              ========

      Borrowings. The Company's other available sources of funds include securities repurchase agreements and advances from the FHLB of New York. As a member of the FHLB of New York, the Company is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1998, the Company had a collateral pledge arrangement with the FHLB of New York pursuant to which the Company may borrow advances of up to $94.5 million. On such date, there were no FHLB advances outstanding.

      The Company enters into securities repurchase agreements with the FHLB of New York utilizing mortgage-backed and other securities as collateral. At September 30, 1998, the Company had $107.8 million of outstanding borrowings under securities repurchase agreements which were collateralized by mortgage-backed and other debt securities with a total fair value of $118.5 million.

      The following table sets forth information concerning the balances and interest rates on borrowings at the dates and for the periods indicated.

                                                            At or for the Year
                                                            Ended September 30,
                                                     ----------------------------------
                                                       1998         1997         1996
                                                     --------     --------     --------
                                                           (Dollars in thousands)
Securities repurchase agreements:
    Balance at end of year                           $107,790     $ 54,096     $ 10,264
    Average balance during year                        81,892       32,074        1,214
    Maximum outstanding at any month end              119,890       54,096       10,264
    Weighted average interest rate at end of year        5.64%        5.82%        5.44%
    Average interest rate during the year                5.76         5.77         5.35

FHLB advances:
    Balance at end of year                           $     --     $  6,000     $  8,000
    Average balance during year                         4,139        3,186        2,356
    Maximum outstanding at any month end               11,000        7,500        8,000
    Weighted average interest rate at end of year          --%        6.75%        5.73%
    Average interest rate during the year                5.99         5.84         5.52

      See Note 7 of the Notes to the Consolidated Financial Statements for further information concerning the Company's securities repurchase agreements and FHLB advances.

Service Corporations

      As a federally chartered savings and loan association, the Association is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly. At September 30, 1998, the Association had one service corporation, Yonkers Financial Services Corporation, which offers life insurance on an agency basis to the Association's customers.

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

      Competition for deposits is intense given the size of the New York market and the fact that it is the home state for many large regional and money center banks. Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. There is further competition for deposits from institutions offering home and internet computer banking. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company is significantly smaller than most of its competitors which, due to their size and economies of scale, generally offer a broader range of deposit products than the Company. The Company competes for these deposits by offering deposit accounts at competitive rates, convenient business hours, availability of ATMs and a customer oriented staff. As of June 30, 1997, the latest date such information was available, there were 333 other thrift, commercial bank and credit union offices in Westchester County which compete for deposits. As of June 30, 1997, the Company held approximately 1.0% of total deposits in Westchester County.

Employees

      At September 30, 1998, the Company had a total of 74 full-time and 8 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

      Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Yonkers Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness examination of Yonkers Savings was as of December 31, 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require Yonkers Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Yonkers Savings' OTS assessment for the fiscal year ended September 30, 1998 was approximately $82,000.

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

      Yonkers Savings' general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, Yonkers Savings' lending limit under this restriction was $5.7 million. Yonkers Savings is in compliance with the loans-to-one borrower limitation.

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

      In order to equalize the deposit insurance premium schedule for SAIF insured institutions with the schedule for institutions insured by the Bank Insurance Fund ("BIF"), the FDIC imposed a special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Company's special assessment, which was approximately $1.2 million, was accrued as an expense charge for the fiscal year ended September 30, 1996 and paid in November 1996. Effective January 1, 1997, the premium schedule for both BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, currently equal to 6.10 basis points for each $100 in domestic deposits, while BIF-insured institutions currently pay an assessment equal to 1.22 basis points for each $100 in domestic deposits. The assessment for SAIF-insured institutions is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the FICO bonds mature in the year 2017.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1998, Yonkers Savings had no intangible assets.

      The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At September 30, 1998, Yonkers Savings had one "includable" subsidiary.

      At September 30, 1998, Yonkers Savings had tangible capital of $35.2 million, or 9.3% of adjusted total assets, which is $29.6 million above the minimum requirement of 1.5% in effect on that date.

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

      At September 30, 1998, Yonkers Savings had core capital equal to $35.2 million, or 9.3% of adjusted total assets, which is $23.9 million above the minimum leverage ratio requirement of 3% in effect on that date.

      The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, Yonkers Savings had no capital instruments that qualify as supplementary capital and $1.3 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Yonkers Savings had no such exclusions from capital and assets at September 30, 1998.

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

      At September 30, 1998, Yonkers Savings had total capital of $36.5 million (including $35.2 million in core capital and $1.3 million in qualifying supplementary capital) and risk-weighted assets of $140.4 million (including $2.8 million in converted off-balance sheet items), or total capital of 26.0% of risk-weighted assets. This amount was $25.3 million above the 8% requirement in effect on that date.

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

      Generally, associations (such as Yonkers Savings) that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of (i) 100% of year-to-date net income plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) 75% of net income for the most recent four-quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted.

      Associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Associations that do not currently meet their minimum capital requirements (or that would not do so after the proposed capital distribution) must obtain OTS approval prior to making such distribution. As a subsidiary of the Holding Company, Yonkers Savings will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

      The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution, but that do not meet the other noted requirements, must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

      Liquidity. All savings associations, including Yonkers Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. The minimum liquid asset ratio was 4% at September 30, 1998. Penalties may be imposed upon associations for violations of the liquidity requirement. At September 30, 1998, Yonkers Savings' liquidity ratio of 13.1% was in compliance with the requirement.

      Qualified Thrift Lender Test. All savings associations, including Yonkers Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments, primarily residential housing related loans and investments. At September 30, 1998, Yonkers Savings met the test and has always met the test since its effectiveness.

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

      In 1995, the federal banking agencies, including the OTS, revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Yonkers Savings may be required to devote additional funds for investment and lending in its local community. Yonkers Savings was examined for CRA compliance by the OTS in September 1996 and received a rating of satisfactory.

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

      If Yonkers Savings fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activities other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, Yonkers Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

      As a member, Yonkers Savings is required to purchase and maintain stock in the FHLB of New York. At September 30, 1998, Yonkers Savings held $6.4 million in FHLB stock, which was in compliance with this requirement. Dividends paid by the FHLB of New York to Yonkers Savings totaled $338,000 for fiscal 1998.

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

      Savings associations such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is also computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years. Historically, a percentage of taxable income method was also available in computing the qualifying loan bad debt deduction; however, as a result of 1996 federal tax legislation, this method is no longer available to the Association for tax years ending on or after September 30, 1997.

      The 1996 federal tax legislation also imposed a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of September 30, 1988. Recapture of the excess reserves will occur over a six-year period which will begin for the Association in the tax year ending September 30, 1999. The Association previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

      Also, under the 1996 legislation, the Association's base-year federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Association has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

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

      In July 1996, New York State enacted legislation to preserve the use of the percentage of taxable income bad debt deduction for state tax purposes. In general, the legislation provides for a deduction equal to 32% of the Association's New York State taxable income, which is comparable to the deductions permitted under the prior State tax law. The legislation also provides for a floating base year, which will allow the Association to change from the percentage of taxable income method to the experience method without recapture of any reserve. Previously, the Association had established a deferred New York State tax liability for the excess of its New York State tax bad debt reserves over the amount of its base-year New York State reserves. Since the new legislation effectively eliminated the reserves in excess of the base-year balances, the Company reduced its deferred tax liability by $100,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

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

Item 2. Properties

      The following table sets forth information concerning the Company's properties at September 30, 1998. The Company's premises had an aggregate net book value of approximately $270,000 at that date.

                                Year                          Net Book Value at
        Location           Acquired/Leased   Owned or Leased  September 30, 1998
------------------------   ---------------   ---------------  ------------------
                             (Dollars in thousands)

Corporate Headquarters:

6 Executive Plaza                1996             Leased           $  8
Yonkers, New York
10701-9858

Main Office:

One Manor House Square           1976             Owned             137
Yonkers, New York
10701-2701

Full-Service Branches:

780 Palisade Avenue              1989             Leased             23
Yonkers, New York  10703

1759 Central Park Avenue         1977             Leased             54
Yonkers, New York
10710-2828

2320 Central Park Avenue         1986             Leased             48
Yonkers, New York
10710-1216

In-Store Branches:

1357 Route 9                     1997             Leased             --
Wappingers Falls, New
York  12590

3303 Crompond Road               1998             Leased             --
Yorktown Heights, New York
10598

      Yonkers Savings has entered into an agreement for in-store branching with BJ's Wholesale Club, Inc. An in-store branch opened in December 1997 in BJ's location in Wappingers Falls, New York and a second in-store branch opened in October 1998 in BJ's location in Yorktown Heights, New York. The Association's agreement gives it the right of first refusal to establish an in-store branch in any of BJ's remaining or future clubs located in Dutchess, Putnam, Rockland, and Westchester Counties, New York.

      The Company believes that its current facilities are adequate to meet present needs. In the future, the Company intends to continue to explore branching opportunities to the extent they develop, although no specific proposals are currently under consideration, other than the possibility of additional in-store branches under the agreement described above.

      The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the computer equipment utilized by the Company at September 30, 1998 was approximately $296,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Page 55 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

      Pages 5 and 6 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Pages 7 through 26 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The section "Interest Rate Risk Management", appearing on pages 20 and 21 of the attached 1998 Annual Report to Stockholders, is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

      Pages 27 through 54 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers Who Are Not Directors

      The following are the Company's executive officers who are not also directors as of September 30, 1998.

      Joseph L. Macchia. Mr. Macchia, age 47, has been Vice President and Secretary to the Association since 1991, and Vice President and Secretary of the Holding Company since its formation. Mr. Macchia was named Chief Operations Officer in January 1997. Mr. Macchia is responsible for the Association's branch administration, consumer lending and savings operations. He is also responsible for the Association's Bank Secrecy Act compliance. Prior to such time, Mr. Macchia served as the Association's Vice President. Mr. Macchia has been employed by the Association since 1972.

      Joseph D. Roberto. Mr. Roberto, age 46, is the Vice President, Treasurer and Chief Financial Officer of the Holding Company, a position he has held since its formation, and is Vice President, Treasurer and Chief Financial Officer of the Association. Mr. Roberto was appointed the Association's Vice President and Treasurer in 1991 and Chief Financial Officer in 1995. Mr. Roberto is responsible for the Accounting Department, interest rate risk and asset/liability management as well as financial reporting. Prior to 1991, Mr. Roberto served as the Association's Secretary and Treasurer. Mr. Roberto has been employed by the Association since 1973.

      Philip Guarnieri. Mr. Guarnieri, age 41, is the Vice President and Chief Lending Officer of the Association. Mr. Guarnieri was appointed Vice President and Chief Lending Officer in July 1996. Prior to joining the Association, Mr. Guarnieri was the Vice President for loan origination at Home Federal Savings Bank, Queens, New York. Mr. Guarnieri is responsible for the administration of the Association's real estate lending programs.

Compliance with Section 16(a) of the Exchange Act

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met.

Item 11. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      The following information appearing in the Company's 1998 Annual Report to Stockholders is herein incorporated by reference

Item                                                      Pages in Annual Report
---------------------------------------                   ----------------------
Independent Auditors' Report                              Page 27

Consolidated  Balance Sheets as of September 30, 1998     Page 28
 and 1997

Consolidated Statements of Income for the Years           Page 29
 Ended September 30, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders'       Page 30
 Equity for the Years Ended  September 30, 1998, 1997
 and 1996

Consolidated Statements of Cash Flows for the Years       Page 31
 Ended September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                Pages 32 through 54

(a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is not applicable or has been included in the Consolidated Financial Statements.

(a)(3)  Exhibits

                                                                            Sequential page
                                                          Reference to        Number Where
                                                          Prior Filing      Attached Exhibits
Regulation S-K                                             or Exhibit      are located in this
   Exhibit                                              Number Attached         Form 10-K
   Number                Document                           Hereto               Report
   ------                --------                           ------               ------
    3(a)      Certificate of Incorporation                     *             Not applicable
    3(b)      By-Laws                                          *             Not applicable
    4         Instruments defining the rights                  *             Not applicable
                of security holders including
                debentures
    9         Voting Trust Agreement                          None           Not applicable
    10        Material Contracts
    10.1      Management Recognition Plan                      *             Not applicable
    10.2      Stock Option and Incentive Plan                  *             Not applicable
    10.3      Employment Contract with                       10.3
                Richard F. Komosinski dated June
                30, 1998
    10.4      Change-in-Control Severence Agreement          10.4
                with Joseph L. Macchia dated
                June 30, 1998
    10.5      Change-in-Control Severence Agreement          10.5
                with Joseph D. Roberto dated
                June 30, 1998
    10.6      Change-in-Control Severence Agreement          10.6
                with Philip Guarnieri
    11        Statement re: computation of per share     Not required        Not applicable
                earnings
    12        Statement re: computation of ratios        Not required        Not applicable
    13        Annual Report to Security Holders               13
    16        Letter re: change in certifying                None            Not applicable
                accountants
    18        Letter re: change in accounting                None            Not applicable
                principles
    19        Previously unfiled documents                   None            Not applicable
    21        Subsidiaries of Registrant                      21
    22        Published report regarding matters             None            Not applicable
                submittedto vote of security holders
    23        Consents of Experts and Counsel                 23
    24        Power of Attorney                          Not required        Not applicable
    27        Financial Data Schedule                         27
    28        Information from reports furnished to          None            Not applicable
                state insurance regulatory authorities
    99        Additional Exhibits                            None            Not applicable

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on December 29, 1995 (File No. 33- 81013) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K

      During the quarter ended September 30, 1998, no current reports on Form 8-K were filed by the Holding Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       YONKERS FINANCIAL CORPORATION


                                       By: /s/ Richard F. Komosinski
                                           -------------------------------------
                                           Richard F. Komosinski, President,
                                           Chief Executive Officer and Director
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Richard F. Komosinski              /s/ William G. Bachop
-----------------------------------    -----------------------------------------
Richard F. Komosinski, President,      William G. Bachop, Chairman
Chief Executive Officer and
Director (Principal Executive and
Operating Officer)


Date: December 28, 1998                Date: December 28, 1998
      -----------------------------          -----------------------------------


/s/ Michael J. Martin                  /s/ Charles D. Lohrfink
-----------------------------------    -----------------------------------------
Michael J. Martin,  Director           Charles D. Lohrfink, Director


Date: December 28, 1998                Date: December 28, 1998
      -----------------------------          -----------------------------------


/s/ Donald R. Angelilli                /s/ Eben T. Walker
-----------------------------------    -----------------------------------------
Donald R. Angelilli, Director          Eben T. Walker, Director


Date: December 28, 1998                Date: December 28, 1998
      -----------------------------          -----------------------------------


/s/ P. Anthony Sarubbi                 /s/ Joseph D. Roberto
-----------------------------------    -----------------------------------------
P. Anthony Sarubbi, Director           Joseph D. Roberto, Vice President,

                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date: December 28, 1998                Date: December 28, 1998
      -----------------------------          -----------------------------------