Form 10-K/A
period 1998-09-30
YONKERS FINANCIAL CORP
filed 1999-02-11
CIK 1005508

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

(b) Reports on Form 8-K

      During the quarter ended September 30, 1998, a Form 8-K was filed by the Holding Company relating to a By-Law amendment.

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


Date: February 11, 1999                Date: February 11, 1999
      -----------------------------          -----------------------------------


/s/ Michael J. Martin                  /s/ Charles D. Lohrfink
-----------------------------------    -----------------------------------------
Michael J. Martin,  Director           Charles D. Lohrfink, Director


Date: February 11, 1999                Date: February 11, 1999
      -----------------------------          -----------------------------------


/s/ Donald R. Angelilli                /s/ Eben T. Walker
-----------------------------------    -----------------------------------------
Donald R. Angelilli, Director          Eben T. Walker, Director


Date: February 11, 1999                Date: February 11, 1999
      -----------------------------          -----------------------------------


/s/ P. Anthony Sarubbi                 /s/ Joseph D. Roberto
-----------------------------------    -----------------------------------------
P. Anthony Sarubbi, Director           Joseph D. Roberto, Vice President,

                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date: February 11, 1999                Date: February 11, 1999
      -----------------------------          -----------------------------------