Form 10-Q
period 1998-12-31
YONKERS FINANCIAL CORP
filed 1999-02-12
CIK 1005508

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to ____________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock          Number of Shares Outstanding, December 31, 1998
-----------------------          -----------------------------------------------
    $0.01 Par Value                                    2,726,239

                         YONKERS FINANCIAL CORPORATION
                                   FORM 10-Q
                   QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                                                           Page
                                                                          Number
                                                                          ------
                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets at December 31, 1998 and
            September 30, 1998..........................................      1

          Consolidated Statements of Income for the Three Ended December
            31, 1998 and 1997...........................................      2

          Consolidated Statement of Changes in Stockholders' Equity
            for the Three Months Ended December 31, 1998................      3

          Consolidated Statements of Cash Flows for the Three Months
            Ended December 31, 1998 and 1997............................      4

          Notes to Consolidated Financial Statements....................      5

Item 2.   Management's Financial Condition and
          Results of Operations.........................................      8

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk..................................................     18

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................      19
Item 2.   Changes in Securities........................................      19
Item 3.   Defaults Upon Senior Securities..............................      19
Item 4.   Submission of Matters to a Vote of Security Holders..........      19
Item 5.   Other Information............................................      19
Item 6.   Exhibits and Reports on Form 8-K.............................      19
          Signature Page...............................................      20

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                    1998                 1998
                                                                             ------------------    -----------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                        $  8,332             $  3,195
    Short-term investments                                                            4,507                1,000
                                                                                   --------             --------
         Total cash and cash equivalents                                             12,839                4,195
                                                                                   --------             --------
Securities:
     Available for sale, at fair value (amortized cost of $124,370
       at December 31, 1998 and $123,317 at September 30, 1998)                     125,410              125,225
     Held to maturity, at amortized cost (fair value of $34,621
       at December 31, 1998 and $43,948 at September 30, 1998)                       34,385               43,303
                                                                                   --------             --------
          Total securities                                                          159,795              168,528
                                                                                   --------             --------
Real estate mortgage loans held for sale, at lower of cost or market value            2,708               13,334
                                                                                   --------             --------
Loans receivable, net:
     Real estate mortgage loans                                                     189,014              177,783
     Consumer and commercial business loans                                           7,538                7,544
     Allowance for loan losses                                                       (1,376)              (1,302)
                                                                                   --------             --------
          Total loans receivable, net                                               195,176              184,025
                                                                                   --------             --------
Accrued interest receivable                                                           2,554                2,791
Federal Home Loan Bank ("FHLB") stock                                                 6,426                6,426
Office properties and equipment, net                                                  1,519                1,258
Other assets                                                                          1,952                2,467
                                                                                   --------             --------
          Total assets                                                             $382,969             $383,024
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                      $248,577             $231,181
     Securities repurchase agreements                                                75,612              107,790
     FHLB advances                                                                   15,000                   --
     Other liabilities                                                                1,853                2,251
                                                                                   --------             --------
          Total liabilities                                                         341,042              341,222
                                                                                   --------             --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                                   --                   --
     Common stock (par value $0.01 per share; 4,500,000
        shares authorized; 3,570,750 shares issued)                                      36                   36
     Additional paid-in capital                                                      35,083               35,044
     Unallocated common stock held by employee stock
        ownership plan ("ESOP")                                                      (2,071)              (2,142)
     Unamortized awards of common stock under  management
        recognition plan ("MRP")                                                       (776)                (846)
     Treasury stock, at cost ( 844,511 shares)                                      (13,189)             (13,189)
     Retained income, substantially restricted                                       22,220               21,754
     Accumulated other comprehensive income (note 2)                                    624                1,145
                                                                                   --------             --------
          Total stockholders' equity                                                 41,927               41,802
                                                                                   --------             --------
          Total liabilities and stockholders' equity                               $382,969             $383,024
                                                                                   ========             ========

         See accompanying notes to consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE THREE MONTHS
                                                                         ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                      1998                1997
                                                                    --------            --------
Interest and dividend income:
   Loans                                                            $  3,759            $  3,081
   Securities                                                          2,679               2,864
   Other earning assets                                                  183                 109
                                                                    --------            --------
     Total interest and dividend income                                6,621               6,054
                                                                    --------            --------

Interest expense:
   Deposits                                                            2,381               2,186
   Securities repurchase agreements                                    1,248                 801
   FHLB advances                                                         136                  44
                                                                    --------            --------
     Total interest expense                                            3,765               3,031
                                                                    --------            --------

       Net interest income                                             2,856               3,023

Provision for loan losses                                                 75                 175
                                                                    --------            --------
       Net interest income after provision for loan losses             2,781               2,848
                                                                    --------            --------

Non-interest income:
   Service charges and fees                                              261                 221
   Net gain on sales of real estate mortgage
      loans held for sale                                                137                 136
   Net gain (loss) on sales of securities                                  3                 (15)
   Other                                                                   9                  15
                                                                    --------            --------
      Total non-interest income                                          410                 357
                                                                    --------            --------

Non-interest expense:
   Compensation and benefits                                           1,156                 992
   Occupancy and equipment                                               228                 212
   Data processing service fees                                          150                 131
   Federal deposit insurance costs                                        33                  32
   Other                                                                 494                 462
                                                                    --------            --------
      Total non-interest expense                                       2,061               1,829
                                                                    --------            --------

        Income before income tax expense                               1,130               1,376

Income tax expense                                                       463                 568
                                                                    --------            --------

       Net income                                                   $    667            $    808
                                                                   =========            ========

Earnings per common share (note 3):
       Basic                                                           $0.27               $0.30
       Diluted                                                          0.27                0.29
                                                                   =========            ========

         See accompanying notes to consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          UNALLOCATED  UNAMORTIZED
                                                            COMMON      AWARDS OF                        ACCUMULATED
                                               ADDITIONAL    STOCK       COMMON                             OTHER          TOTAL
                                       COMMON   PAID-IN      HELD         STOCK    TREASURY   RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                       STOCK    CAPITAL     BY ESOP     UNDER MRP   STOCK      INCOME      INCOME         EQUITY
                                       -----    -------    --------     ---------   -----      ------      ------         ------
Balance at September 30, 1998           $ 36    $ 35,044   $ (2,142)     $ (846)   $(13,189)  $ 21,754   $  1,145        $41,802

  Net income                              --          --          --         --          --        667         --            667
  Dividends paid ($0.07 per share)        --          --          --         --          --       (201)        --           (201)
  Amortization of MRP awards              --          --          --         70          --         --         --             70
  Tax benefits from vested
     MRP awards                           --          11          --         --          --         --         --             11
  ESOP shares released for
     allocation (7,143 shares)            --          28          71         --          --         --         --             99
  Decrease in net unrealized gain on
     available-for-sale securities,
     net of tax                           --          --          --         --          --         --       (521)          (521)

                                        ------  ---------  ---------   ---------- ----------  --------- ---------      ---------
Balance at September 30, 1996            $ 36    $ 35,083  $ (2,071)     $ (776)   $(13,189)  $ 22,220    $   624        $41,927
                                        ======  =========  =========   ========== ==========  ========= =========      =========

See accompanying notes to consolidated financial statements.

                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                    FOR THE THREE MONTHS
                                                                                                     ENDED DECEMBER 31,
                                                                                                   -----------------------
                                                                                                    1998             1997
                                                                                                   -----             -----
Cash flows from operating activities:
 Net income                                                                                        $    667         $    808
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                                                             75              175
   ESOP and MRP expense                                                                                 169              209
   Depreciation and amortization expense                                                                 80               58
   Amortization of deferred fees, discounts and premiums, net                                            80              (33)
   Net gain on sales of real estate mortgage loans held for sale                                       (137)            (136)
   Net (gain) loss on sales of securities                                                                (3)              15
   Other adjustments, net                                                                              (747)             (94)
                                                                                                    -------          -------
     Net cash provided by operating activities                                                        1,678            1,002
                                                                                                    -------          -------
Cash flows from investing activities:
 Purchases of available-for-sale securities                                                         (17,167)         (30,833)
 Proceeds from principal payments, maturities and calls of securities:
   Available-for-sale                                                                                15,880            3,214
   Held-to-maturity                                                                                   8,918            6,539
 Proceeds from sales of available-for-sale securities                                                   102            5,670
 Disbursements for loan originations                                                                (32,545)         (30,029)
 Principal collections on loans                                                                      11,871            5,082
 Proceeds from sales of loans                                                                        20,088           22,877
 Purchase of FHLB stock                                                                                  --             (397)
 Other investing cash flows                                                                            (198)            (107)
                                                                                                    -------          -------
     Net cash provided by (used in) investing activities                                              6,949          (17,984)
                                                                                                    -------          -------
Cash flows from financing activities:
 Net increase in deposits                                                                            17,396            8,949
 Net increase (decrease) in borrowings with
   original terms of three months or less:
    Securities repurchase agreements                                                                (32,178)          (1,309)
    FHLB advances                                                                                    15,000           (6,000)
 Proceeds from longer-term securities repurchase agreements                                              --           15,000
 Dividends paid                                                                                        (201)            (166)
 Other financing cash flows                                                                              --              870
                                                                                                    -------          -------
     Net cash provided by financing activities                                                           17           17,344
                                                                                                    -------          -------

Net  increase in cash and cash equivalents                                                            8,644              362
Cash and cash equivalents at beginning of period                                                      4,195            3,593
                                                                                                    -------          -------

Cash and cash equivalents at end of period                                                         $ 12,839         $  3,955
                                                                                                     ------           ------
 Supplemental information:
 Interest paid                                                                                     $  3,659         $  2,977
 Income taxes paid                                                                                       --              110
                                                                                                    ========          ======

         See accompanying notes to consolidated financial statements.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  Basis of Presentation
     ---------------------

     Yonkers Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the "Conversion"). Concurrent with the Conversion, the Holding Company sold 3,570,750 shares of its common stock in a subscription and community offering at a price of $10 per share, resulting in net proceeds of $34.6 million. The assets of the Holding Company consist of the stock of the Association, certain short-term and other investments, and a loan to its Employee Stock Ownership Plan (the "ESOP"). Collectively, the Holding Company and the Association are referred to herein as the "Company".

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1999.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 1998, included in the Form 10-K.

(2)  Comprehensive Income
     --------------------

     During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While

SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive income for the quarter ended December 31, 1998 was $146,000, consisting of $667,000 in net income less a net decrease of $521,000 in the after-tax net unrealized gain on available-for-sale securities. For the quarter ended December 31, 1997, total comprehensive income of $941,000 consisted of net income of $808,000 plus a net increase of $133,000 in the after tax net unrealized gain on available-for-sale securities.

(3)  Earnings Per Share
     ------------------

     The Company reports both basic and diluted earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. Unallocated ESOP shares that have not been committed to be released to participants are excluded from outstanding shares in computing both basic and diluted EPS.

     The following is a summary of the number of shares utilized in the Company's EPS calculations for the three months ended December 31, 1998 and 1997. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

                                                                       FOR THE THREE MONTHS
                                                                         ENDED DECEMBER 31,
                                                                    --------------------------
                                                                      1998               1997
                                                                    -------              -----
                                                                             (IN THOUSANDS)
     Weighted average common shares outstanding
       for computation of basic EPS (1)                               2,447              2,692
     Common-equivalent shares due to the dilutive effect of
       stock options and MRP awards (2)                                  18                 91
                                                                    -------            -------
     Weighted average common shares for
       computation of diluted EPS                                     2,465              2,783
                                                                    =======            =======

     (1) Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.
     (2) Computed using the treasury stock method.

PART I. ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward -looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

     Total assets at December 31, 1998 remained relatively stable at $383.0 million, representing a slight decrease of $55,000 from September 30, 1998. Securities at December 31, 1998 decreased $8.7 million to $159.8 million from $168.5 million at September 30, 1998, while cash and cash equivalents increased $8.6 million to $12.8 million at December 31, 1998 from $4.2 million at September 30, 1998. Overall, total loans (loans receivable and mortgage loans held for sale) increased $525,000 to $197.8 million at December 31, 1998 from $197.3 million at September 30, 1998. The loan growth during the quarter represents loan originations of $32.5 million, offset by principal collections of $11.9 million and loans sold of $20.1 million.

     Deposit liabilities increased $17.4 million to $248.6 million at December 31, 1998 from $231.2 million at September 30, 1998 due to the opening of an in-store branch in the current quarter as well as aggressive cross-selling programs. Borrowings decreased $17.2 million to $90.6 million at December 31, 1998 from $107.8 million at September 30, 1998. Funds from deposit growth were used to repay borrowings.

     Stockholders' equity increased $125,000, from $41.8 million at September 30, 1998 to $41.9 million at December 31, 1998. The increase is primarily attributable to net income retained after dividends of $466,000, a combined increase of $180,000 relating to the ESOP and the management recognition plan, partially offset by a decrease of $521,000 in the after-tax net unrealized gain on available-for-sale securities. The ratio of stockholders' equity to total assets increased to 10.95% at December 31, 1998 from 10.91% at September 30, 1998. Book value per share (computed based on total shares issued less treasury shares) was $15.38 at December 31, 1998, compared to $15.33 at September 30, 1998. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three months ended December 31, 1998 and 1997. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts and premiums which are considered yield adjustments.

                                                                              FOR THE QUARTER ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                                      1998                                     1997
                                                       -----------------------------------      ----------------------------------
                                                        AVERAGE                   AVERAGE        AVERAGE                  AVERAGE
                                                        BALANCE      INTEREST   YIELD/COST      BALANCE      INTEREST   YIELD/COST
                                                        -------      --------   ----------      -------      --------   ----------
ASSETS                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans (1)                                            $196,071       $3,759      7.67%         $142,075      $3,081      8.67%
    Mortgage-backed securities (2)                        117,877        1,863      6.32            98,687       1,744      7.07
    Other securities (2)                                   46,894          816      6.96            63,467       1,120      7.06
    Other earning assets                                   14,647          183      5.00             7,747         109      5.63
                                                          -------       ------                    --------      ------
       Total interest-earning assets                      375,489       $6,621      7.05           311,976      $6,054      7.76
                                                                        ======                                  ======

Allowance for loan losses                                  (1,329)                                  (1,094)
Non-interest-earning assets                                 8,057                                    5,607
                                                         --------                                 --------
       Total assets                                      $382,217                                 $316,489
                                                         ========                                 ========
LIABILITIES AND  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW, club and money market accounts                  $ 53,081       $  309      2.33%         $ 42,814      $  268      2.50%
    Regular savings accounts (3)                           46,410          247      2.13            45,140         283      2.51
    Savings certificate accounts                          134,118        1,825      5.44           119,635       1,635      5.47
                                                         --------       ------                    --------      ------
       Total interest-bearing deposits                    233,609        2,381      4.08           207,589       2,186      4.21

    Borrowings                                             97,902        1,384      5.65            57,357         845      5.89
                                                         --------       ------                    --------      ------
       Total interest-bearing liabilities                 331,511       $3,765      4.54           264,946      $3,031      4.58
                                                                        ======                                  ======

Non-interest-bearing liabilities                            8,864                                    7,557
                                                         --------                                 --------
       Total liabilities                                  340,375                                  272,503

Stockholders' equity                                       41,842                                   43,986
                                                         --------                                 --------
       Total liabilities and stockholders' equity        $382,217                                 $316,489
                                                         ========                                 ========
Net interest income                                                     $2,856                                  $3,023
                                                                        ======                                  ======
Average interest rate spread (4)                                                    2.51%                                   3.18%
Net interest margin (5)                                                             3.04%                                   3.88%
Net interest-earning assets (6)                          $ 43,978                                 $ 47,030
                                                         ========                                 ========
Ratio of average interest-earning assets to average
    interest-bearing liabilities                                                  113.27%                                 117.75%

(1) Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2)  Average balances represent amortized cost.
(3)  Includes mortgage escrow accounts.
(4) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months ended December 31, 1998 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                       INCREASE (DECREASE)
                                                             DUE TO                     NET
                                                   --------------------------
                                                     VOLUME            RATE           CHANGE
                                                   ---------      -----------      ----------
                                                                 (IN THOUSANDS)
          Interest-earning assets:
           Loans                                     $1,065            $(387)          $ 678
           Mortgage-backed securities                   316             (197)            119
           Other securities                            (288)             (16)           (304)
           Other earning assets                          87              (13)             74
                                                  ---------      -----------      ----------
                Total                                 1,180             (613)            567
                                                  ---------      -----------      ----------
          Interest-bearing liabilities:
           NOW, club and money market accounts           60              (19)             41
           Regular savings accounts                       8              (44)            (36)
           Savings certificate accounts                 199               (9)            190
           Borrowings                                   572              (33)            539
                                                  ---------      -----------      ----------
                Total                                   839             (105)            734
                                                  ---------      -----------      ----------

          Net change in net interest income       $     341      $      (508)     $     (167)
                                                  =========      ===========      ==========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

  GENERAL. Net income for the three months ended December 31, 1998 was $667,000 or basic earnings per common share of $0.27, compared to net income of $808,000 or basic earnings per common share of $0.30 for the quarter ended December 31, 1997. Diluted earnings per common share were $0.27 for the quarter ended December 31, 1998 compared to $0.29 for the same period in 1997. The $141,000 decrease in net income was attributable to a $167,000 decrease in net interest income and a $232,000 increase in non-interest expense, partially offset by a $53,000 increase in non-interest income, a $105,000 decrease in income tax expense and a $100,000 decrease in the provision for loan losses.

  NET INTEREST INCOME. Net interest income for the three months ended December 31, 1998 was $2.9 million, a decrease of $167,000 from $3.0 million for the same period in the prior year. The positive effect on net interest income of higher average interest-earning assets, primarily attributable to the reinvestment of proceeds from borrowings and deposit growth, was offset by a decline in the average interest rate spread to 2.51% for the quarter ended December 31, 1998 from 3.18% for the same quarter last year. The decline in the average interest rate spread primarily reflects lower asset yields from the origination of new mortgage loans (including refinancings) in the current lower interest rate environment, as well as the larger proportion of higher-rate borrowings to total interest-bearing funds. The Company's net interest margin decreased to 3.04% for the three months ended December 31, 1998, from 3.88% a year earlier.

  INTEREST INCOME. Interest and dividend income totaled $6.6 million for the three months ended December 31, 1998, an increase of $567,000 compared to $6.1 million for the three months ended December 31, 1997. This increase reflects the effect of a $63.5 million increase in total average interest-earning assets partially offset by a 71 basis point decrease in the average yield on such assets to 7.05% for the three months ended December 31, 1998 from 7.76% for the same period in the prior year.

  Interest income on loans increased $678,000 for the three months ended December 31, 1998 compared to the same period in the prior year, reflecting the effect of a $54.0 million increase in the average balance partially offset by a 100 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential mortgage loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans in the current low interest rate environment.

  On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $185,000 to $2.7 million for the three months ended December 31, 1998 from $2.9 million for the three months ended December 31, 1997. Interest on mortgage-backed securities increased by $119,000, attributable to the effects of a $19.2 million increase in the average balance partially offset by a 75 basis point increase in the average yield, while interest on other securities declined by $304,000, primarily attributable to a $16.6 million decrease in the average balance.

  Interest and dividend income on other earning assets increased $74,000, primarily attributable to a $6.9 million increase in the average balance partially offset by a 63 basis point decrease in the average yield.

  INTEREST EXPENSE. Interest expense totaled $3.8 million for the three months ended December 31, 1998, an increase of $734,000 from the prior year's quarter. Interest expense on deposits increased $195,000 compared to the same period in the prior year, reflecting the effect of an $26.0 million increase in the average balance partially offset by a 13 basis point decrease in the average rate on interest-bearing deposits to 4.08% for the three months ended December 31, 1998 from 4.21% for the three months ended

December 31, 1997. The increase in average interest-bearing deposits consisted of a $14.5 million increase in average savings certificate accounts (to $134.1 million from $119.6 million), a $10.2 million increase in average NOW, club and money market accounts (to $53.0 million from $42.8 million) and a $1.3 million increase in average regular savings accounts (to $46.4 million from $45.1 million).

  Interest expense on borrowings increased $539,000 to $1.4 million for the three months ended December 31, 1998 from $845,000 for the three months ended December 31, 1997. Total borrowings averaged $97.9 million for the three months ended December 31, 1998 at an average rate of 5.65% compared to $57.4 million and 5.89%, respectively, for the prior-year quarter. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

  PROVISION FOR LOAN LOSSES. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $75,000 and $175,000 for the three months ended December 31, 1998 and 1997, respectively. The higher provision in the quarter ended December 31, 1997 reflected the impact of higher net charge-offs which were $98,000 for the period, compared to $1,000 for the quarter ended December 31, 1998. Non-performing loans totaled $720,000 at December 31, 1998, compared to $753,000 at September 30, 1998 and $1.4 million at December 31, 1997. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

  NON-INTEREST INCOME. Non-interest income for the three months ended December 31, 1998 increased $53,000, to $410,000 from $357,000 for the comparable period in 1997. The increase is primarily attributable to a $40,000 increase in service charges and fee income reflecting increases in transaction volume in both loans and deposits.

  NON-INTEREST EXPENSE. Non-interest expense increased $232,000 to $2.1 million for the three months ended December 31, 1998, compared to $1.8 million for the three months ended December 31, 1997. Compensation and benefits expense increased $164,000 from the prior-year quarter primarily due to increased costs relating to additional staffing in the loan department and the two in-store branches, coupled with performance-based increases for certain staff members. The increases of $16,000 in occupancy and equipment expense, $19,000 in data processing service fees and $32,000 in other non-interest expense primarily reflect increased costs associated with the establishment of an in-store branch in December 1997 and another in October 1998.

  INCOME TAX EXPENSE. Income tax expense was $463,000 for the three months ended December 31, 1998 and $568,000 for the comparable 1997 period, reflecting effective tax rates of 41.0% and 41.3%, respectively.

ASSET QUALITY

  Non-performing loans totaled $720,000 at December 31, 1998, down from $753,000 at September 30, 1998 and $1.4 million at December 31, 1997. The ratio of non-performing loans to total loans receivable was 0.37% at December 31, 1998, compared to 0.41% at September 30, 1998 and 0.95% at December 31, 1997. The allowance for loan losses was $1.4 million or 0.70% of total loans receivable at December 31, 1998, compared to $1.3 million or 0.70% of total loans receivable at September 30, 1998 and $1.2 million or 0.82% at December 31, 1997. The ratio of the allowance for loan losses to non-performing loans was 191.11% at December 31, 1998, compared to 172.91% at September 30, 1998 and 85.97% at December 31, 1997.

  The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                    DECEMBER 31,       SEPTEMBER 30,     DECEMBER 31,
                                                       1998                1998               1997
                                                       ----                ----               ----
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual loans past due ninety days or more:
  Real estate
   mortgage loans:
       One- to four-family                            $   505             $   515             $  557
       Commercial                                         201                 203                435
       Land                                                --                  --                250
       Construction                                        --                  --                 88
  Consumer loans                                           14                  35                 31
                                                  -----------         -----------        -----------
       Total                                              720                 753              1,361
Real estate owned, net                                    183                 305                269
                                                  -----------         -----------        -----------
Total non-performing assets                           $   903             $ 1,058             $1,630
                                                  ===========         ===========        ===========

Allowance for loan losses                             $ 1,376             $ 1,302             $1,170
                                                  ===========         ===========        ===========

Ratios:
  Non-performing loans to total loans receivable         0.37%               0.41%              0.95%
  Non-performing assets to total assets                  0.24                0.28               0.49
  Allowance for loan losses to:
      Non-performing loans                             191.11              172.91              85.97
      Total loans receivable                             0.70                0.70               0.82

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

  The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends received from the Association, if any. The main cash flows are payments of dividends to shareholders and repurchases of the Holding Company's common stock.

  The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at December 31, 1998 was 4.0%, and the Company's actual liquidity ratio was 12.8%.

  The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At December 31, 1998, the Company had outstanding loan origination commitments of $25.7 million, unadvanced home equity lines of credit of $3.4 million and undisbursed construction loans in process of $811,000. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At December 31, 1998, the Company had the ability to obtain additional FHLB advances of approximately $79.6 million. Certificates of deposit scheduled to mature in one year or less from December 31, 1998 totaled $94.3 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

  The Company's borrowings at December 31, 1998 consisted of $75.6 million in borrowings under securities repurchase agreements and FHLB advances of $15.0 million. FHLB advances at December 31, 1998 had a weighted average interest rate of 5.36% and a term to maturity of 9.8 years with a call date in 1.8 years. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the three months ended December 31,

1998, the average borrowings under these agreements amounted to $85.8 million and the maximum month-end balance outstanding was $83.0 million.

  Additional information concerning outstanding repurchase agreements with the FHLB of New York as of December 31, 1998 is summarized as follows:

                                      REPURCHASE BORROWINGS
--------------------------------------------------------------------------------------
                                                             ACCRUED        WEIGHTED        FAIR VALUE
                                                            INTEREST        AVERAGE       OF COLLATERAL
REMAINING TERM TO FINAL MATURITY (1)         AMOUNT        PAYABLE (2)        RATE        SECURITIES (3)
-------------------------------------        ------        -----------      --------      --------------
                                                            (Dollars in thousands)
After 30 days but within one year              $ 9,600        $134             5.76%           $10,993
After one but within three years                13,100          10             5.80             14,867
After three but within five years               22,500         186             5.80             23,437
After five years                                30,412         205             5.47             30,832
                                               -------        ----                             -------

     Total                                     $75,612        $535             5.66%           $80,129
                                               =======        ====                             =======

(1) The weighted average remaining term to final maturity was approximately 5.1 ears at December 31, 1998. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 2.2 years at December 31, 1998.

(2) Included in other liabilities in the consolidated balance sheet.

(3) Represents the fair value of the mortgage-backed securities ($69.8 million) and other debt securities ($10.3 million) which were transferred to the counterparty, including accrued interest receivable of $679,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $71.5 million and $8.6 million, respectively.

  At December 31, 1998, the Company's "amount at risk" under securities repurchase agreements was approximately $4.0 million. This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

  At December 31, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 9.47% of total adjusted assets, which is above the required level of 1.5%; core capital of 9.47% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 27.09%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

YEAR 2000 CONSIDERATIONS

  The Company, like all companies that utilize computer technology, is facing significant challenges associated with ensuring that its computer systems will accurately process time-sensitive data beyond the year 1999 (the "Year 2000 Issue"). Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

  Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Issue due to the nature of financial information. This includes software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third-party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information). If computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, calculations that rely on the date field information (such as interest, payment or due dates and other operating functions) would generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions and engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Issue could adversely affect the viability of the Company's suppliers and creditors, and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Issue could have a significant adverse impact on the Company's products, services and competitive condition.

  The Company is in communication with all of its significant suppliers and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's data processing is performed almost entirely by a third-party vendor, including its core mission-critical data processing systems for loans, deposits and the general ledger. The Company continues to take a proactive approach in participating in the proxy testing process of the third-party vendor, which process is following regulatory guidelines. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company.

  The Company is also preparing a Year 2000 business resumption contingency plan to document pre-determined actions to help the Company resume normal operations in the event of failure of any mission-critical service and product. Uncontrollable events, such as loss of the global power grid and telephone service failures, will affect all companies, government and customers; these global events cannot be remedied by anyone other than the appropriate responsible party. The Company is assuring the availability of cash to meet potential depositor demand due to concerns about the availability of funds as we approach the Year 2000. Contingency plans are being developed for identified mission- critical systems in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare for the century date change. The Company expects to complete its contingency planning process by March 31, 1999.

  At this time, the Company does not expect the reasonably foreseeable consequences of the Year 2000 Issue to have material adverse effects on the Company's business, operations or financial condition. However, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 Issue or those of its customers or vendors or third parties whose Year 2000 problems may make it difficult or impossible to fulfill their commitments to the Company. In addition, the Year 2000 Issue has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurances that every material Year 2000 issue will be identified and addressed or that unforeseen consequences will not arise and possibly have a material adverse effect on the Company.

  Monitoring and managing the Year 2000 Issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company's direct and indirect costs of addressing the Year 2000 Issue are charged to expense as incurred. Based on the current status of the Company's Year 2000 efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Costs incurred through December 31, 1998 were not significant. Management estimates that remaining costs will range between $150,000 and $200,000, which are expected to be funded with cash flow from operations.

PART I. ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk is the potential loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. The Company's real estate loan portfolio, concentrated primarily in Westchester County, New York, and portions of Putnam, Rockland and Dutchess Counties, New York, is subject to risks associated with the local economy.

  There have been no material changes in the Company's interest rate risk position since September 30, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


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


                               YONKERS FINANCIAL CORPORATION
                               -----------------------------
                                (Registrant)


Date:  February 12, 1999        /s/  Richard F. Komosinski
                                --------------------------
                                Richard F. Komosinski,
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Date:  February 12, 1999        /s/  Joseph D. Roberto
                                -----------------------
                                Joseph D. Roberto
                                Vice President, Treasurer and
                                Chief Financial Officer
                                (Principal Financial Officer)