Form 10-Q
period 1999-03-31
YONKERS FINANCIAL CORP
filed 1999-05-14
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  __________________ to _________________

                         Commission File Number 0-27716

                          YONKERS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-3870836
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                              Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK             NUMBER OF SHARES OUTSTANDING, MARCH 31, 1999
-----------------------             --------------------------------------------

   $0.01 Par Value                                  2,731,239

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                                           Page
                                                                          Number
                                                                          ------
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets at March 31, 1999 and
            September 30, 1998............................................. 2
          Consolidated Statements of Income for the Three and Six Months
            Ended March 31, 1999 and 1998 ................................. 3
          Consolidated Statement of Changes in Stockholders' Equity
            for the Six Months Ended March 31, 1999 ....................... 4
          Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 1999 and 1998 ................................. 5
          Notes to Consolidated Financial Statements....................... 6
Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................. 8
Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk ...................................................23


              PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................23
Item 2.   Changes in Securities ...........................................23
Item 3.   Defaults Upon Senior Securities .................................23
Item 4.   Submission of Matters to a Vote of Security Holders .............24
Item 5.   Other Information ...............................................24
Item 6.   Exhibits and Reports on Form 8-K ................................25
          Signature Page ..................................................26

Part I - Item 1

                           YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                 (In thousands, except share data)




                                                                        March 31,      September 30,
                                                                           1999           1998
                                                                           ----           ----
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                $ 5,177        $ 3,195
    Short-term investments                                                   4,031          1,000
                                                                        -----------    -----------
                                                                        -----------    -----------
         Total cash and cash equivalents                                     9,208          4,195
                                                                        -----------    -----------
Securities:
     Available for sale, at fair value (amortized cost of $116,590
       at March 31, 1999 and $123,317 at September 30, 1998)               116,258        125,225
     Held to maturity, at amortized cost (fair value of $27,517
       at March 31, 1999 and $43,948 at September 30, 1998)                 27,286         43,303
                                                                        -----------    -----------
                                                                        -----------    -----------
          Total securities                                                 143,544        168,528
                                                                        -----------    -----------
                                                                        -----------    -----------
Real estate mortgage loans held for sale, at lower of cost or market value   8,513         13,334
                                                                        -----------    -----------
Loans receivable, net:
     Real estate mortgage loans                                            202,014        177,783
     Consumer and commercial business loans                                  7,623          7,544
     Allowance for loan losses                                              (1,453)        (1,302)
                                                                        -----------    -----------
                                                                        -----------    -----------
          Total loans receivable, net                                      208,184        184,025
                                                                        -----------    -----------
Accrued interest receivable                                                  2,288          2,791
Federal Home Loan Bank  ("FHLB") stock                                       6,426          6,426
Office properties and equipment, net                                         1,747          1,258
Other assets                                                                 2,285          2,467
                                                                        ===========    ===========
          Total assets                                                   $ 382,195      $ 383,024
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                            $ 253,225      $ 231,181
     Securities repurchase agreements                                       71,012        107,790
     FHLB advances                                                          15,000             --
     Other liabilities                                                       1,208          2,251
                                                                        -----------    -----------
          Total liabilities                                                340,445        341,222
                                                                        -----------    -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                          --             --
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                             36             36
     Additional paid-in capital                                             35,119         35,044
     Unallocated common stock  held by employee stock
        ownership plan ("ESOP")                                             (2,000)        (2,142)
     Unamortized awards of common stock under  management
        recognition plan ("MRP")                                              (767)          (846)
     Treasury stock, at cost ( 839,511 shares at March 31, 1999 and
        844,511 shares at September 30, 1998                               (13,125)       (13,189)
     Retained income, substantially restricted                              22,686         21,754
     Accumulated other comprehensive (loss) income (note 2)                   (199)         1,145
                                                                        -----------    -----------
          Total stockholders' equity                                        41,750         41,802
                                                                        -----------    -----------
          Total liabilities and stockholders' equity                     $ 382,195      $ 383,024
                                                                        ===========    ===========

See accompanying notes to consolidated financial statements.


                                          YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                             (In thousands, except per share data)



                                                                           For the Three Months            For the Six Months
                                                                              Ended March 31,                Ended March 31,
                                                                      ----------------------------   ----------------------------
                                                                         1999            1998            1999           1998
                                                                         ----            ----            ----           ----

Interest and dividend income:
   Loans                                                                  $ 3,785         $ 3,137         $ 7,544        $ 6,218
   Securities                                                               2,503           3,008           5,182          5,872
   Other earning assets                                                       184             101             367            210
                                                                      ------------   -------------   -------------  -------------
                                                                      ------------   -------------   -------------  -------------
     Total interest and dividend income                                     6,472           6,246          13,093         12,300
                                                                      ------------   -------------   -------------  -------------

Interest expense:
   Deposits                                                                 2,340           2,214           4,721          4,400
   Securities repurchase agreements                                         1,068           1,036           2,443          1,837
   FHLB advances                                                              171              43             180             87
                                                                      ------------   -------------   -------------  -------------
     Total interest expense                                                 3,579           3,293           7,344          6,324
                                                                      ------------   -------------   -------------  -------------

       Net interest income                                                  2,893           2,953           5,749          5,976

Provision for loan losses                                                      75              75             150            250
                                                                      ------------   -------------   -------------  -------------
       Net interest income after provision for loan losses                  2,818           2,878           5,599          5,726
                                                                      ------------   -------------   -------------  -------------

Non-interest income:
   Service charges and fees                                                   265             212             526            433
   Net gain on sales of real estate mortgage
      loans held for sale                                                     109              58             246            194
   Net gain (loss) on sales of securities                                      70             (37)             73            (52)
   Other                                                                       82              15              91             30
                                                                      ------------   -------------   -------------  -------------
      Total non-interest income                                               526             248             936            605
                                                                      ------------   -------------   -------------  -------------

Non-interest expense:
   Compensation and benefits                                                1,115             975           2,271          1,967
   Occupancy and equipment                                                    323             223             551            435
   Data processing service fees                                               169             128             319            259
   Federal deposit insurance costs                                             35              32              68             64
   Other                                                                      641             621           1,135          1,083
                                                                      ------------   -------------   -------------  -------------
      Total non-interest expense                                            2,283           1,979           4,344          3,808
                                                                      ------------   -------------   -------------  -------------

        Income before income tax expense                                    1,061           1,147           2,191          2,523

Income tax  expense                                                           394             459             857          1,027
                                                                      ------------   -------------   -------------  -------------

       Net income                                                           $ 667           $ 688         $ 1,334        $ 1,496
                                                                      ============   =============   =============  =============

Earnings per common share (note 3):
       Basic                                                               $ 0.27          $ 0.26          $ 0.54         $ 0.56
       Diluted                                                               0.27            0.25            0.54           0.54
                                                                      ============   =============   =============  =============

See accompanying notes to consolidated financial statements.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



                                                           Unallocated  Unamortized
                                                             Common      Awards of                                      Accumulated
                                                Additional    Stock        Common                                          Other
                                      Common     Paid-in      Held         Stock    Treasury    Retained  Comprehensive Stockholders
                                      Stock      Capital     by Esop     Under Mrp   Stock       Income    Income(loss)    Equity
                                      -----      -------     -------     ---------   -----       ------    ------------    ------
Balance at September 30, 1998         $     36   $ 35,044   $ (2,142)   $   (846)   $(13,189)   $ 21,754   $  1,145      $ 41,802

  Net income                                --         --         --          --          --       1,334         --         1,334
  Dividends paid ($0.16 per share)          --         --         --          --          --        (402)        --          (402)
  Repurchased stock awarded under MRP
    (5,000 shares)                          --         --         --         (64)         64          --         --            --
  Amortization of MRP awards                --         --         --         143          --          --         --           143
  Tax benefits from vested
    MRP awards                              --         12         --          --          --          --         --            12
  ESOP shares released for
     allocation (14,283 shares)             --         63        142          --          --          --         --           205
  Decrease in net unrealized gain on
     available-for-sale securities,
     net of tax                             --         --         --          --          --          --     (1,344)       (1,344)

                                      ========   ========   ========    ========    ========    ========   ========      ========
Balance at March 31, 1999             $     36   $ 35,119   $ (2,000)   $   (767)   $(13,125)   $ 22,686   $   (199)     $ 41,750
                                      ========   ========   ========    ========    ========    ========   ========      ========



See accompanying notes to consolidated financial statements.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                   For the Six Months
                                                                                     Ended March 31,
                                                                                 -----------------------
                                                                                   1999            1998
                                                                                   ----            ----
Cash flows from operating activities:
  Net income                                                                     $  1,334       $  1,496
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                        150            250
     ESOP and MRP expense                                                             348            416
     Depreciation and amortization expense                                            168            124
     Amortization of deferred fees, discounts and premiums, net                       159             (5)
     Net gain on sales of real estate mortgage loans held for sale                   (246)          (194)
     Net (gain) loss on sales of securities                                           (73)            52
     Other adjustments, net                                                           689           (699)
                                                                                 --------       --------
          Net cash provided by operating activities                                 2,529          1,440
                                                                                 --------       --------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                      (37,098)       (41,051)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                            26,369         14,533
     Held-to-maturity                                                              16,025         15,574
  Proceeds from sales of securities:
     Available-for-sale                                                            17,296          6,111
     Held-to-maturity                                                                 630
  Disbursements for loan originations                                             (69,599)       (66,583)
  Principal collections on loans                                                   20,834          9,716
  Proceeds from sales of loans                                                     29,307         35,192
  Purchases of FHLB stock                                                              --         (1,005)
  Other investing cash flows                                                         (514)          (201)
                                                                                 --------       --------
          Net cash provided by (used in) investing activities                       2,620        (27,084)
                                                                                 --------       --------
Cash flows from financing activities:
  Net increase in deposits                                                         22,044         20,709
  Net (decrease) increase in borrowings with
     original terms of three months or less:
       Securities repurchase agreements                                           (32,178)       (20,818)
       FHLB advances                                                               15,000         (4,500)
 (Repayments of) proceeds from longer-term securities repurchase agreements        (4,600)        34,330
  Common stock repurchased                                                             --            (97)
  Dividends paid                                                                     (402)          (361)
                                                                                 --------       --------
          Net cash (used in) provided by financing activities                        (136)        29,263
                                                                                 --------       --------

Net  increase in cash and cash equivalents                                          5,013          3,619
Cash and cash equivalents at beginning of period                                    4,195          3,593
                                                                                 --------       --------

Cash and cash equivalents at end of period                                       $  9,208       $  7,212
                                                                                 ========       ========

Supplemental information:
  Interest paid                                                                  $  7,202       $  6,104
  Income taxes paid                                                                   361            920
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

   On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly-owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

   The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1999.

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

(2) COMPREHENSIVE INCOME

   During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive income (loss) for the six months ended March 31, 1999 was ($10,000), consisting of $1,334,000 in net income less a net decrease of $1,344,000 in the after-tax net unrealized gain on available-for-sale securities. For the six months ended March 31, 1998, total comprehensive income of $1.5 million consisted of net income of $1,496,000 less a net decrease of $34,000 in the after-tax net unrealized gain on available-for-sale securities.

(3) EARNINGS PER SHARE

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

   The following is a summary of the number of shares utilized in the Company's EPS calculations for the three and six months ended March 31, 1999 and 1998. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.


                                               For the Three    For the Six
                                               Months Ended    Months Ended
                                                 March 31,       March 31,
                                               -------------- --------------
                                                1999    1998   1999    1998
                                               ------  ------ ------  ------
                                                      (In thousands)

Weighted average common shares outstanding
   for computation of basic EPS(1)             2,455   2,699   2,452   2,695
  Common-equivalent shares due to the
    dilutive effect of stock options
    and MRP awards(2)                             32      86      24      89
                                               -----   -----   -----   -----
Weighted average common shares for
   computation of diluted EPS                  2,488   2,785   2,475   2,784
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

   The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND SEPTEMBER 30, 1998

    Total assets at March 31, 1999 amounted to $382.2 million, a decrease of $829,000 from $383.0 million at September 30, 1998. However, loans and deposits, representing the foundation of the Company's retail franchise, increased significantly during this period.

   Securities at March 31, 1999 decreased $25.0 million to $143.5 million from $168.5 million at September 30, 1998, while cash and cash equivalents increased $5.0 million to $9.2 million at March 31, 1999 from $4.2 million at September 30, 1998. Overall, total loans (loans receivable and mortgage loans held for sale) increased $19.4 to $216.7 million at March 31, 1999 from $197.3 million at September 30, 1998. The loan growth during the six months ended March 31, 1999 represents loan originations of $69.6 million, offset by principal collections of $20.8 million, loans sold of $29.3 million and an increase in the allowance for loan losses of $151,000.

   Deposit liabilities increased $22.0 million to $253.2 million at March 31, 1999 from $231.2 million at September 30, 1998. Borrowings decreased $21.8 million to $86.0 million at March 31, 1999 from $107.8 million at September 30, 1998.

   Stockholders' equity amounted to $41.8 million at March 31, 1999 a $52,000 decrease from September 30, 1998. The decrease is primarily attributable to net income retained after dividends of $932,000, a combined increase of $360,000 relating to the employee stock ownership plan and the management recognition plan, offset by a decrease of $1.3 million in the after-tax net unrealized gain on available-for-sale securities. The ratio of stockholders' equity to total assets increased to 10.92% at March 31, 1999 from 10.91% at September 30, 1998. Book value per share (computed based on total shares issued less treasury shares) was $15.29 at March 31, 1999, a decrease from $15.33 at September 30, 1998. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

ANALYSIS OF NET INTEREST INCOME

   The following tables set forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and six months ended March 31, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts and premiums which are considered yield adjustments.


                                                                For the Quarter Ended March 31,
                                              ----------------------------------------------------------------
                                                           1999                             1998
                                              -------------------------------  -------------------------------
                                               Average               Average    Average              Average
                                               Balance   Interest  Yield/cost   Balance   Interest  Yield/cost
                                              ---------  --------  ----------  ---------  --------  ----------
Assets                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                  $206,204  $ 3,785     7.34%     $152,942   $ 3,137      8.20%
    Mortgage-backed securities (2)              115,569    1,827     6.32       112,025     1,937      6.92
    Other securities (2)                         38,519      676     7.02        62,272     1,071      6.88
    Other earning assets                         15,409      184     4.78         7,762       101      5.20
                                               --------  -------               --------   -------
       Total interest-earning assets            375,701  $ 6,472     6.89       335,001   $ 6,246      7.46
                                                         =======                          =======

Allowance for loan losses                        (1,404)                         (1,168)
Non-interest-earning assets                       8,538                           7,281
                                              ---------                        --------
       Total assets                           $ 382,835                        $341,114
                                              =========                        ========
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
    NOW, club and money market accounts       $  55,151  $   313     2.27%     $ 45,969   $   273      2.38%
    Regular savings accounts (3)                 47,942      232     1.94        45,110       265      2.35
    Savings certificate accounts                141,191    1,795     5.09       122,747     1,676      5.46
                                              ---------- -------               --------   -------
       Total interest-bearing deposits          244,284    2,340     3.83       213,826     2,214      4.14

    Borrowings                                   90,209    1,239     5.49        73,829     1,079      5.85
                                              ---------  -------               --------   -------
       Total interest-bearing liabilities       334,493  $ 3,579     4.28       287,655   $ 3,293      4.58
                                                         =======                          =======

Non-interest-bearing liabilities                  6,390                           8,525
                                              ---------                        --------
       Total liabilities                        340,883                         296,180

Stockholders' equity                             41,952                          44,934
                                              ---------                        --------
       Total liabilities and stockholders'
          equity                              $ 382,835                        $341,114
                                              =========                        ========
Net interest income                                      $ 2,893                          $ 2,953
                                                         =======                          =======
Average interest rate spread (4)                                     2.61%                             2.88%
Net interest margin (5)                                              3.08%                             3.53%
Net interest-earning assets (6)               $ 41,208                         $ 47,346
                                              ========                         ========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                        112.32%                           116.46%




See footnote explanations on the following page.

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


                                                                        For the Six Months Ended March 31,
                                                  ----------------------------------------------------------------------
                                                               1999                                  1998
                                                  ---------------------------------     --------------------------------
                                                  Average                 Average        Average             Average
                                                  Balance     Interest   Yield/Cost     Balance    Interest   Yield/Cost
                                                  -------     --------   ----------     -------    --------   ----------


Assets                                                                  (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                     $ 201,137   $  7,544      7.50%       $ 147,509  $  6,218     8.43%
    Mortgage-backed securities (2)                  116,723      3,691      6.32          105,356     3,681     6.99
    Other securities (2)                             42,231      1,491      7.06           62,869     2,191     6.97
    Other earning assets                             14,647        367      5.01            7,754       210     5.42
                                                  ---------   --------   -------        ---------  --------  -------
       Total interest-earning assets                374,738   $ 13,093      6.99          323,488  $ 12,300     7.60
                                                              ========                             ========
Allowance for loan losses                            (1,366)                               (1,131)
Non-interest-earning assets                           8,260                                 6,441
                                                  ---------                             ---------
       Total assets                               $ 381,632                             $ 328,798
                                                  =========                             =========
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
    NOW, club and money market accounts           $  54,116   $    622      2.30%       $  44,391  $    541     2.44%
    Regular savings accounts (3)                     47,176        479      2.03           45,125       542     2.40
    Savings certificate accounts                    137,655      3,620      5.26          121,191     3,317     5.47
                                                  ---------   --------                  ---------  --------
       Total interest-bearing deposits              238,947      4,721      3.95          210,707     4,400     4.18

    Borrowings                                       94,055      2,623      5.58           65,593     1,924     5.87
                                                  ---------   --------                  ---------  --------
       Total interest-bearing liabilities           333,002   $  7,344      4.41          276,300  $  6,324     4.58
                                                              ========                             ========

Non-interest-bearing liabilities                      7,637                                 8,042
                                                  ---------                             ---------
       Total liabilities                            340,639                               284,342

Stockholders' equity                                 40,993                                44,456
                                                  ---------                             ---------
       Total liabilities and stockholders'
         equity                                   $ 381,632                             $ 328,798
                                                  =========                             =========
Net interest income                                           $  5,749                             $  5,976
                                                              ========                             ========
Average interest rate spread (4)                                            2.58%                               3.03%
Net interest margin (5)                                                     3.07%                               3.69%
Net interest-earning assets (6)                   $  41,736                             $  47,188
                                                  =========                             =========
Ratio of average interest-earning assets
 to average
    interest-bearing liabilities                                          112.53%                             117.08%



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







   The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three and six months ended March 31, 1999 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       For the Quarter Ended March 31, For the Six Months Ended March 31,
                                           1999 Compared to 1998              1999 Compared to 1998
                                       ------------------------------  ---------------------------------
                                       Increase (Decrease)             Increase (Decrease)
                                             Due to                         Due to
                                       -------------------     Net     --------------------      Net
                                        Volume      Rate      Change     Volume      Rate      Change
                                       --------   --------   --------  ---------   --------   ---------
                                                                (In thousands)
Interest-earning assets:
  Loans                                 $ 1,003    $  (355)   $   648    $ 2,070    $  (744)   $ 1,326
  Mortgage-backed securities                 60       (170)      (110)       379       (369)        10
  Other securities                         (416)        21       (395)      (728)        28       (700)
  Other earning assets                       92         (9)        83        174        (17)       157
                                        -------    -------    -------    -------    -------    -------
             Total                          739       (513)       226      1,895     (1,102)       793
                                        -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
  NOW, club and money market accounts        53        (13)        40        113        (32)        81
  Regular savings accounts                   16        (49)       (33)        24        (87)       (63)
  Savings certificate accounts              239       (120)       119        435       (132)       303
  Borrowings                                229        (69)       160        798        (99)       699
                                        -------    -------    -------    -------
                                                                                    -------    -------
             Total                          537       (251)       286      1,370       (350)     1,020
                                        -------    -------    -------    -------    -------    -------

Net change in net interest income       $   202    $  (262)   $   (60)   $   525    $  (752)   $  (227)
                                        =======    =======    =======    =======    =======    =======


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

   GENERAL. Net income for the second fiscal quarter ended March 31, 1999 amounted to $667,000, or $0.27 diluted earnings per common share, compared to net income of $688,000, or $0.25 diluted earnings per common share for the second fiscal quarter ended March 31, 1998. The $21,000 decrease in net income was attributable to a $60,000 decrease in net interest income and a $304,000 increase in non-interest expense, partially offset by a $278,000 increase in non-interest income and a $65,000 decrease in income tax expense.

   NET INTEREST INCOME. Net interest income for the three months ended March 31, 1999 was $2.9 million, a decrease of $60,000 from $3.0 million for the same period in the prior year. The decrease reflects a decline in net interest-earning assets (total interest-earning assets less total interest-bearing liabilities) coupled with a decline in the average interest rate spread to 2.61% for the quarter ended March 31, 1999 from 2.88% for the same quarter last year. The decline in the average interest rate spread primarily reflects lower asset yields from the origination of new mortgage loans (including refinancings) in the current lower interest rate environment. The Company's net interest margin decreased to 3.08% for the three months ended March 31, 1999, from 3.53% a year earlier.

   INTEREST INCOME. Interest and dividend income totaled $6.5 million for the three months ended March 31, 1999, an increase of $226,000 compared to $6.2 million for the three months ended March 31, 1998. This increase reflects the effect of a $40.7 million increase in total average interest-earning assets partially offset by a 57 basis point decrease in the average yield on such assets to 6.89% for the three months ended March 31, 1999 from 7.46% for the same period in the prior year.

   Interest income on loans increased $648,000 for the three months ended March 31, 1999 compared to the same period in the prior year, reflecting the effect of a $53.3 million increase in the average balance partially offset by a 86 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential mortgage loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans in the current low interest rate environment.

   On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $505,000 to $2.5 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998. Interest on mortgage-backed securities decreased by $110,000, attributable to a 60 basis point decrease in the average yield, partially offset by the effects of a $3.5 million increase in the average balance. Interest on other securities declined by $395,000, primarily attributable to a $23.8 million decrease in the average balance.

   Interest and dividend income on other earning assets increased $83,000, primarily attributable to a $7.6 million increase in the average balance partially offset by a 42 basis point decrease in the average yield.

   INTEREST EXPENSE. Interest expense totaled $3.6 million for the three months ended March 31, 1999, an increase of $286,000 from the prior year's quarter. Interest expense on deposits increased $126,000 compared to the same period in the prior year, reflecting the effect of an $30.5 million increase in the average balance partially offset by a 31 basis point decrease in the average rate on interest-bearing deposits to 3.83% for the three months ended March 31, 1999 from 4.14% for the three months ended March 31, 1998. The increase in average interest-bearing deposits consisted of a $18.5 million increase in average savings certificate accounts (to $141.2 million from $122.7 million), a $9.2 million increase in average NOW, club and money market accounts (to $55.2 million from $46.0 million) and a $2.8 million increase in average regular savings accounts (to $47.9 million from $45.1 million).

   Interest expense on borrowings increased $160,000 to $1.2 million for the three months ended March 31, 1999 from $1.1 for the three months ended March 31, 1998. Total borrowings averaged $90.2 million (borrowings under securities repurchase agreements represented $79.3 million) for the three months ended

March 31, 1999 at an average rate of 5.49% compared to $73.8 million (borrowings under securities repurchase agreements represented $70.8 million) and 5.85%, respectively, for the prior-year's quarter. The majority of this increase was attributable to interest on borrowings under securities repurchase agreements. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

   PROVISION FOR LOAN LOSSES. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $75,000 for both of the quarters ended March 31, 1999 and 1998. Non-performing loans totaled $777,000 at March 31, 1999, compared to $753,000 at September 30, 1998 and $1.1 million at March 31, 1998. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

   NON-INTEREST INCOME. Non-interest income for the three months ended March 31, 1999 increased $278,000 to $526,000, from $248,000 for the comparable period in 1998. The increase is primarily attributable to increases in the net gain on sales of loans held for sale, the net gain on sales of securities, other non-interest income, and service charges and fee income. Mortgage loans sold during the three months ended March 31, 1999 amounted to $9.2 million resulting in net gains of $109,000, as compared to loan sales of $12.3 million during the three months ended March 31, 1998 which resulted in net gains of $58,000. Net gain on sales of securities amounted to $70,000 for the three months ended March 31, 1999 as compared to losses of $37,000 for the March 31, 1998 quarter. The increase in other non-interest income primarily reflects a $72,000 gain on the sale of loan servicing rights in the current quarter. The increase in service charges and fee income primarily reflects increases in transaction volume.

   NON-INTEREST EXPENSE. Non-interest expense increased $304,000 to $2.3 million for the three months ended March 31, 1999, compared to $2.0 million for the three months ended March 31, 1998. Compensation and benefits expense increased $140,000 from the prior-year quarter primarily due to increased costs relating to additional staffing in the in-store branch opened in October 1998 and the loan department, coupled with performance-based increases for certain staff members. The increase of $100,000 in occupancy and equipment expense primarily reflects increased costs associated with the establishment of a lending center in November 1998 and an in-store branch in October 1998. These new banking locations coupled with increased transaction volumes attributed to the $41,000 increase in data processing service fees. Included in other non-interest expense for the three months ended March 31, 1999 were expenses of $70,000 relating to the establishment of the REIT.

   INCOME TAX EXPENSE. Income tax expense was approximately $394,000 for the three months ended March 31, 1999 and $459,000 for the comparable 1998 period, reflecting lower pre-tax income and effective tax rates of 37.1% and 40.0%, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT. Under current law, all income earned by the REIT is distributed to the Association in the form of a dividend and has the effect of reducing the Company's New York State income tax expense.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

   GENERAL. Net income for the six months ended March 31, 1999 was $1.3 million or diluted earnings per common share of $0.54, compared to net income of $1.5 million or diluted earnings per common share of $0.54 for the six months ended March 31, 1998. The $162,000 decrease in net income was attributable to a $227,000 decrease in net interest income and a $536,000 increase in non-interest expense, partially offset by a $331,000 increase in non-interest income, a $170,000 decrease in income tax expense and a $100,000 decrease in the provision for loan losses.

   NET INTEREST INCOME. Net interest income for the six months ended March 31, 1999 was $5.7 million, as compared to $6.0 million for the same period in the prior year. The decrease reflects a $5.5 million decline in net interest-earning assets (total interest-earning assets less total interest-bearing liabilities), and a decline in the average interest rate spread to 2.58% for the six months ended March 31, 1999 from 3.03% for the same six months last year. The decline in net interest-earning assets is primarily attributable to the use of funds to repurchase the Company's common stock. The decline in the average interest rate spread primarily reflects lower asset yields from the origination of new mortgage loans (including refinancings) in the current lower interest rate environment. The Company's net interest margin decreased to 3.07% for the six months ended March 31, 1999, from 3.69% a year earlier.

   INTEREST INCOME. Interest and dividend income totaled $13.1 million for the six months ended March 31, 1999, an increase of $793,000 compared to $12.3 million for the six months ended March 31, 1998. This increase reflects the effect of a $51.3 million increase in total average interest-earning assets partially offset by a 61 basis point decrease in the average yield on such assets to 6.99% for the six months ended March 31, 1999 from 7.60% for the same period in the prior year.

   Interest income on loans increased $1.3 million for the six months ended March 31, 1999 compared to the same period in the prior year, reflecting the effect of a $53.6 million increase in the average balance partially offset by a 93 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential mortgage loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans in the current low interest rate environment.

   On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $690,000 to $5.2 million for the six months ended March 31, 1999 from $5.9 million for the six months ended March 31, 1998.

Interest on mortgage-backed securities increased by $10,000, attributable to the effects of a $11.4 million increase in the average balance substantially offset by a 67 basis point decrease in the average yield, while interest on other securities declined by $700,000, primarily attributable to a $20.6 million decrease in the average balance.

   Interest and dividend income on other earning assets increased $157,000, primarily attributable to a $6.9 million increase in the average balance partially offset by a 41 basis point decrease in the average yield.

   INTEREST EXPENSE. Interest expense totaled $7.3 million for the six months ended March 31, 1999, an increase of $1.0 million from the prior year's six months. Interest expense on deposits increased $321,000 compared to the same period in the prior year, reflecting the effect of an $28.2 million increase in the average balance partially offset by a 23 basis point decrease in the average rate on interest-bearing deposits to 3.95% for the six months ended March 31, 1999 from 4.18% for the six months ended March 31, 1998. The increase in average interest-bearing deposits consisted of a $16.5 million increase in average savings certificate accounts (to $137.7 million from $121.2 million), a $9.7 million increase in average NOW, club and money market accounts (to $54.1 million from $44.4 million) and a $2.0 million increase in average regular savings accounts (to $47.1 million from $45.1 million).

   Interest expense on borrowings increased $699,000 to $2.6 million for the six months ended March 31, 1999 from $1.9 million for the six months ended March 31, 1998. Total borrowings averaged $94.1 million for the six months ended March 31, 1999 at an average rate of 5.58% compared to $65.6 million and 5.87%, respectively, for the prior-year's period. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

   PROVISION FOR LOAN LOSSES. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $150,000 and $250,000 for the six months ended March 31, 1999 and 1998, respectively. The higher provision in the six months ended March 31, 1998 reflected the impact of higher net charge-offs which were $100,000 for the period, compared to net recoveries of $1,000 for the six months ended March 31, 1999. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

   NON-INTEREST INCOME. Non-interest income for the six months ended March 31, 1999 increased $331,000, to $936,000 from $605,000 for the comparable period in 1998. The increase is primarily attributable to increases in the net gain on sales of loans held for sale, the net gain on sales of securities, other non-interest income, and service charges and fee income. Mortgage loans sold during the six months ended March 31, 1999 amounted to $29.3 million resulting in net gains of $246,000, as compared to loan sales of $35.2 million during the six months ended March 31, 1998, which resulted in net gains of $194,000. Net gain on sales of securities amounted to $73,000 for the six months ended March 31, 1999 reflecting sales of $17.2 million in available-for-sale securities during the period, while losses of $52,000 were incurred on sales of $6.2 million in the prior year's period. The increase in other non-interest income primarily reflects a $72,000 gain on the sale of loan servicing rights in the 1999 period. The increase in service charges and fee income primarily reflects increases in transaction volume.

   NON-INTEREST EXPENSE. Non-interest expense increased $536,000 to $4.3 million for the six months ended March 31, 1999, compared to $3.8 million for the six months ended March 31, 1998. Compensation and benefits expense increased $304,000 from the prior-year six months primarily due to increased costs relating to additional staffing in the loan department and the two in-store branches, coupled with performance-based increases for certain staff members. The increase of $116,000 in occupancy and equipment expense primarily reflects increased costs associated with the establishment of an in-store branch in December 1997 and another in October 1998 and a lending center in November 1998. Included in other non-interest expense for the six months ended March 31, 1999 were expenses of $70,000 relating to the establishment of the REIT.

   INCOME TAX EXPENSE. Income tax expense for the six months ended March 31, 1999 was approximately $857,000 as compared to $1.0 million for the 1998 period, reflecting lower pre-tax income and effective tax rates of 39.1% and 40.7%, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT.

ASSET QUALITY

   Non-performing loans totaled $777,000 at March 31, 1999, up from $753,000 at September 30, 1998 and down from $1.1 million at March 31, 1998. The ratio of non-performing loans to total loans receivable was 0.37% at March 31, 1999, compared to 0.41% at September 30, 1998 and 0.71% at March 31, 1998. The allowance for loan losses was $1.5 million or 0.69% of total loans receivable at March 31, 1999, compared to $1.3 million or 0.70% of total loans receivable at September 30, 1998 and $1.2 million or 0.82% at March 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 187.00% at March 31, 1999, compared to 172.91% at September 30, 1998 and 115.52% at March 31, 1998.

   The following table sets forth certain asset quality ratios and other data at the dates indicated:


                                               March 31, September 30, March 31,
                                                 1999        1998        1998
                                              ----------  ------------ ---------
                                                   (Dollars in thousands)

Non-accrual loans past due ninety
  days or more:
  Real estate mortgage loans:
       One- to four-family .................   $  552    $  515      $  538
       Commercial ..........................      198       203         207
       Land ................................       --        --         201
       Construction ........................       --        --          88
  Consumer loans ...........................       27        35          42
                                               ------    ------      ------
           Total ...........................      777       753       1,076
Real estate owned, net .....................      183       305         349
                                               ------    ------      ------
Total non-performing assets ................   $  960    $1,058      $1,425
                                               ======    ======      ======

Allowance for loan losses ..................   $1,453    $1,302      $1,243
                                               ======    ======      ======
Ratios:
  Non-performing loans to total
    loans receivable .......................     0.37%     0.41%       0.71%
  Non-performing assets to total assets ....     0.25      0.28        0.41
  Allowance for loan losses to:
      Non-performing loans .................   187.00    172.91      115.52
      Total loans receivable ...............     0.69      0.70        0.82



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

   The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift

Supervision. The minimum required liquidity ratio at March 31, 1999 was 4.0%, and the Company's actual liquidity ratio was 11.0%.

    The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At March 31, 1999, the Company had outstanding loan origination commitments of $18.6 million, unadvanced home equity lines of credit of $2.3 million and undisbursed construction loans in process of $609,000. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At March 31, 1999, the Company had the ability to obtain additional FHLB advances of approximately $75.4 million. Certificates of deposit scheduled to mature in one year or less from March 31, 1999 totaled $103.8 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

   The  Company's  borrowings  at March 31, 1999  consisted of $71.0  million in borrowings under securities repurchase agreements and FHLB advances of $15.0 million. FHLB advances at March 31, 1999 had a weighted average interest rate of 4.36% and a term to maturity of 9.6 years with a call date in 1.6 years. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the six months ended March 31, 1999, the average borrowings under these agreements amounted to $82.5 million and the maximum month-end balance outstanding was $98.6 million.

   Additional information concerning outstanding repurchase agreements with the FHLB of New York as of March 31, 1999 is summarized as follows:



                                    Repurchase Borrowings
-------------------------------------------------------------------------------------------------------
                                                                       Accrued          Weighted         Fair Value
                                                                       Interest          Average         of Collateral
Remaining Term to Final Maturity(1)                 Amount           Payable (2)          Rate           Securities (3)
-----------------------------------               -----------        -----------        --------         --------------
                                                                   (Dollars in thousands)

After 30 days but within one year                 $   5,000           $    186            5.74%                5,639
After one but within three years                     20,600                 96            5.91                24,323
After three but within five years                    15,000                 97            5.65                12,693
After five years                                     30,412                198            5.47                29,685
                                                  ---------           --------                              --------

  Total                                           $  71,012           $    577            5.66%             $ 72,340
                                                  =========           ========                              ========



(1) The weighted average remaining term to final maturity was approximately 5.0 years at March 31, 1999. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 2.1 years at March 31, 1999.
(2) Included in other liabilities in the consolidated balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($57.1 million) and other debt securities ($15.2 million) which were transferred to the counterparty, including accrued interest receivable of $583,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $63.3 million and $9.0 million, respectively.

   At March 31, 1999, the Company's "amount at risk" under securities repurchase agreements was approximately $751,000. This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

   At March 31, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 9.66% of total adjusted assets, which is above the required level of 1.5%; core capital of 9.66% of total adjusted assets, which is above the required level of 3.0%; and total risk-based capital of 25.71%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

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

       The Company's primary federal regulator agency, the Office of Thrift Supervision ("OTS"), has published substantive guidance on the Year 2000 Issue, alone and in conjunction with other federal regulatory agencies. The OTS has also included Year 2000 compliance as a substantive area of examination during special and regularly scheduled examinations. These publications also included requirements for the creation and implementation of a Year 2000 compliance plan as well as setting forth certain target dates. Should a financial institution not become Year 2000 compliant, it could then be subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner.

      The Company has established and is implementing a Year 2000 Action Plan (the "Plan") to address the Year 2000 Issue. The Plan includes the five components as recommended by the OTS, which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness and assessment phases of the Plan. Under the regulatory guidelines previously mentioned, testing of core mission critical internal systems must have been substantively completed by December 31, 1998 and testing with service providers must have been substantively completed by March 31, 1999. All renovations must be substantially complete, and testing of mission critical systems must be completed, by June 30, 1999. As of March 31, 1999, the Company substantively completed testing its internal mission critical systems and testing with its primary service provider, which provides almost all of the Company's data processing. The Company expects to meet the other deadlines previously noted.

   As part of the Plan, the Company is in communication with all of its significant suppliers and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated without causing a material adverse impact on the operations of the Company.

However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company.

   The Company is also preparing a Year 2000 business resumption contingency plan to document pre-determined actions to help the Company resume normal operations in the event of failure of any mission-critical service and product. Uncontrollable events, such as loss of the global power grid and telephone service failures, will affect all companies, government and customers; these global events cannot be remedied by anyone other than the appropriate responsible party. The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks; the customer base is primarily composed of individuals who utilize the Company's services for personal, household or consumer uses and thus, individually, not likely to pose significant Year 2000 risks directly. The Company also reviewed its borrower base and determined that it is primarily secured by residential and multifamily residences, which management believes does not carry a high Year 2000 risk. The Company is assuring the availability of cash to meet potential depositor demand due to concerns about the availability of funds as we approach the Year 2000. Contingency plans are being developed for identified mission-critical systems in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare for the century date change. The Company has made substantial progress in its contingency planning process and expects to have it completed by June 30, 1999.

   At this time, the Company does not expect the reasonably foreseeable consequences of the Year 2000 Issue to have material adverse effects on the Company's business, operations or financial condition. However, despite its efforts, the Company cannot be certain that it will not suffer business interruptions, either due to its own Year 2000 Issue or those of its customers or vendors or third parties whose Year 2000 problems may make it difficult or impossible to fulfill their commitments to the Company. In addition, the Year 2000 Issue has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurances that every material Year 2000 issue will be identified and addressed or that unforeseen consequences will not arise and possibly have a material adverse effect on the Company.

   Monitoring and managing the Year 2000 Issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Based on the current status of the Company's Year 2000 efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Costs incurred through March 31, 1999 were approximately $135,000, of which approximately one-quarter was recognized as incurred with the balance amortized over a five-year period. Management currently estimates that remaining costs will range between $5,000 and $40,000, most of which will be recognized in calendar year 1999.


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

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's annual meeting of stockholders held on January 27, 1999, the following matters were voted upon, with the results of the voting on such matters indicated:

     1. Election of the following persons to serve a three-year term as directors of the Company:

      NOMINEE                            FOR               WITHHELD
      -------                            ---               --------
      Richard F. Komosinski           2,519,424            18,957
      Michael J. Martin               2,519,924            18,457

      Broker Non-Vote:      None

     2. The approval of certain amendments to The Yonkers Financial Corporation 1996 Stock Option and Incentive Plan:

      For:                 2,425,248
      Against:                84,647
      Abstained:              19,624
      Broker Non-Vote:         8,862

      3. The approval of certain amendments to The Yonkers Financial Corporation 1996 Management Recognition Plan:

      For:                 2,409,557
      Against:                96,647
      Abstained:              23,374
      Broker Non-Vote:         8,803

      4. Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 1999:

      For:                 2,523,576
      Against:                11,604
      Abstained:               3,200
      Broker Non-Vote:             1

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


                                              YONKERS FINANCIAL CORPORATION
                                              -----------------------------
                                              (Registrant)


Date:  May 14, 1999                           /s/  Richard F. Komosinski
                                                   --------------------------
                                                   Richard F. Komosinski,
                                                   President and Chief
                                                       Executive Officer
                                                   (Principal Executive Officer)


Date:  May 14, 1999                           /s/  Joseph D. Roberto
                                                   --------------------------
                                                   Joseph D. Roberto
                                                   Vice President, Treasurer and
                                                       Chief Financial Officer
                                                   (Principal Financial Officer)