Form 10-Q
period 1999-06-30
YONKERS FINANCIAL CORP
filed 1999-08-12
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to

                         Commission File Number 0-27716

                          YONKERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



Delaware                                                         13-3870836
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK             NUMBER OF SHARES OUTSTANDING, JUNE 30, 1999
    $0.01 Par Value                              2,587,739

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 1999


                                                                 Page Number



                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets at June 30, 1999
          and September 30, 1998...................................    2

          Consolidated Statements of Income for the
          Three and Nine Months
          Ended June 30, 1999 and 1998.............................    3

          Consolidated Statement of Changes in Stockholders'
          Equity for the Nine Months Ended June 30, 1999...........    4

          Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 1999 and 1998......................    5

          Notes to Consolidated Financial Statements...............    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............    8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk..............................................   24


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................   24

Item 2.  Changes in Securities.....................................   24

Item 3.  Defaults Upon Senior Securities...........................   24

Item 4.  Submission of Matters to a Vote of Security Holders.......   25

Item 5.  Other Information.........................................   25

Item 6.  Exhibits and Reports on Form 8-K..........................   25

         Signature Page............................................   26

PART I - ITEM 1

       YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE DATA)

                                             June 30,       September 30,
                                               1999              1998
                                             --------       -------------
ASSETS
 Cash and cash equivalents:
    Cash and due from banks                  $  5,481        $   3,195
    Short-term investments                         --            1,000
                                             --------        ---------
      Total cash and cash equivalents           5,481            4,195
                                             --------        ---------
Securities:
     Available  for  sale,  at fair  value
     (amortized cost of $118,400 at
     June 30,  1999 and  $123,317  at
     September 30, 1998)                      114,931          125,225
     Held to maturity,  at amortized  cost
     (fair value of $24,367 at
     June  30,  1999 and  $43,948  at          24,291           43,303
     September 30, 1998)                     --------         --------
       Total securities                       139,222          168,528
                                             --------         --------
Real estate  mortgage loans held for           12,052           13,334
sale at lower of cost or market value        --------         --------
Loans receivable, net:
     Real estate mortgage loans               215,632          177,783
     Consumer  and   commercial   business      7,964            7,544
      loans

     Allowance for loan losses                 (1,489)          (1,302)
                                             --------         --------
       Total loans receivable, net            222,107          184,025
                                             --------         --------

Accrued interest receivable                     2,475            2,791
Federal Home Loan Bank  ("FHLB") stock          6,426            6,426

Office properties and equipment, net            1,847            1,258
Other assets                                    2,990            2,467
                                             --------         --------
     Total assets                            $392,600         $383,024
                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                $262,451         $231,181
     Securities repurchase agreements          71,012          107,790
     FHLB advances                             19,000               --

     Other liabilities                          1,998            2,251
                                             --------         --------

      Total liabilities                       354,461          341,222
                                             --------         --------

Commitments and contingencies

Stockholders' equity:
     Preferred  stock (par value $0.01 per
     share; 100,000 shares authorized;
     none issued or outstanding)                   --              --
     Common  stock  (par  value  $0.01 per
     share: 4,500,000 shares authorized;
     3,570,750 shares issued)                      36              36
     Additional paid-in capital                35,166          35,044

     Unallocated   common  stock  held  by
     employee stock ownership plan ("ESOP")    (1,928)         (2,142)

     Unamortized  awards of  common  stock
     under management recognition plan
     ("MRP")                                     (694)           (846)

     Treasury  stock,  at  cost (983,011
     shares at June 30, 1999 and
     844,511  shares at  September
     30, 1998)                                (15,510)        (13,189)
     Retained income, substantially            23,151          21,754
      restricted

     Accumulated other comprehensive           (2,082)          1,145
     (loss) income (note 2)                  --------        --------
          Total stockholders' equity           38,139          41,802
                                             --------        --------
                                             $392,600        $383,024
                                             ========        ========


See accompanying notes to consolidated financial statements.

         YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   For the Three Months   For the Nine Months
                                      Ended June 30,         Ended June 30,
                                   --------------------   -------------------
                                     1999         1998      1999       1998
                                   --------     -------   --------    -------
Interest and dividend income:
   Loans                           $  4,190     $ 3,362   $ 11,734    $ 9,580
   Securities                         2,306       2,942      7,488      8,814
   Other earning assets                 153         125        520        335
                                   --------     -------   --------    -------
     Total interest and dividend
      income                          6,649       6,429     19,742     18,729
                                   --------     -------   --------    -------

Interest expense:
   Deposits                           2,392       2,298      7,113      6,698
   Securities repurchase
    agreements                        1,048       1,321      3,364      3,158
   FHLB advances                        145          99        452        186
                                   --------     -------   --------    -------

     Total interest expense           3,585       3,718     10,929     10,042
                                   --------     -------   --------    -------

       Net interest income            3,064       2,711      8,813      8,687

Provision for loan losses                50          75        200        325
                                   --------     -------   --------    -------
       Net interest income after
       provision for loan losses      3,014       2,636      8,613      8,362

Non-interest income:
   Service charges and fees             298         242        824        675
   Net (loss) gain on sales of
   real estate mortgage
   loans held for sale                  (65)         79        181        273
   Net gain on sales of
    securities                           25         195         98        143
   Other                                 16          18        107         48
                                   --------     -------   --------    -------

    Total non-interest income           274         534      1,210      1,139
                                   --------     -------   --------    -------

Non-interest expense:
   Compensation and benefits          1,194       1,011      3,465      2,978
   Occupancy and equipment              323         256        874        691
   Data processing service fees         154         156        473        415
   Federal deposit insurance
   costs                                 36          33        104         97
   Other                                555         496      1,690      1,579
                                   --------     -------   --------    -------
    Total non-interest expense        2,262       1,952      6,606      5,760
                                   --------     -------   --------    -------
      Income before income tax
      expense                         1,026       1,218      3,217      3,741

Income tax expense                      369         491      1,226      1,518
       Net income                  $    657     $   727   $  1,991    $ 2,223
                                   ========     =======   ========    =======

Earnings per common share(note3):
       Basic                       $   0.28     $  0.28   $   0.82    $  0.84
       Diluted                         0.27        0.27       0.81       0.82
                                   ========     =======   ========    =======

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

                                                             Unallocated Unamortized
                                                               Common     Awards of                       Accumulated
                                                  Additional    Stock      Common                            Other         Total
                                          Common    Paid-in     Held        Stock    Treasury  Retained  Comprehensive Stockholders'
                                           Stock    Capital    by ESOP    Under MRP    Stock    Income    Income(loss)     Equity
                                           -----    -------    -------    ---------    -----    ------    ------------     ------

Balance at September 30, 1998              $  36    $35,044    $(2,142)   $   (846)   $(13,189) $21,754   $      1,145    $ 41,802

Net income                                    --         --         --          --          --    1,991             --       1,991
Dividends paid ($0.24 per share)              --         --         --          --          --     (594)            --        (594)
Treasury stock purchased                      --         --         --          --      (2,385)      --             --      (2,385)
Repurchased  stock awarded under MRP          --         --         --         (64)         64       --             --          --
 (5,000 shares)
Amortization of MRP awards                    --         --         --         216          --       --             --         216
Tax benefits from vested
  MRP awards                                  --         12         --          --          --       --             --          12
ESOP shares released for
 allocation (21,428 shares)                   --        110        214          --          --       --             --         324
Decrease in net unrealized gain on
 available-for-sale securities,               --         --         --          --          --       --         (3,227)     (3,227)
 net of tax                                -----    -------    -------    --------    --------   ------    -----------     -------


Balance at June 30, 1999                   $  36    $35,166    $(1,928)   $   (694)   $(15,510) $23,151    $    (2,082)    $38,139
                                           =====    =======    =======    ========    ========  =======    ===========     =======


See accompanying notes to consolidated financial statements.

                     YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                                   FOR THE NINE MONTHS
                                                                        ENDED JUNE 30,
                                                                   -------------------
                                                                     1999           1998
                                                                   --------      --------
Cash flows from operating activities:
  Net income                                                       $  1,991      $  2,223
  Adjustments  to  reconcile  net  income to net
   cash provided by operating activities:
     Provision for loan losses                                          200           325
     ESOP and MRP expense                                               540           624
     Depreciation and amortization expense                              262           192
     Amortization  of deferred  fees,  discounts
      and premiums, net                                                 225            57
     Net gain on sales of real  estate  mortgage
      loans held for sale                                              (181)         (273)
     Net (gain) loss on sales of securities                             (98)         (143)
     Other adjustments, net                                           1,887          (227)
                                                                   --------      --------
       Net cash provided by operating activities                      4,826         2,778
                                                                   --------      --------
Cash flows from investing activities:
  Purchases of available-for-sale securities                        (49,302)      (80,231)
  Proceeds from principal payments, maturities
  and calls of securities:
     Available-for-sale                                              36,379        19,858
     Held-to-maturity                                                19,004        21,513
  Proceeds from sales of securities:
     Available-for-sale                                              17,647        22,863
     Held-to-maturity                                                    --           630
  Disbursements for loan originations                              (100,005)     (126,557)
  Principal collections on loans                                     28,731        16,839
  Proceeds from sales of loans                                       34,201        42,599
  Purchases of FHLB stock                                                --        (3,390)
  Other investing cash flows                                           (708)         (168)
                                                                   --------      --------
     Net cash used in investing activities                          (14,053)      (86,044)
                                                                   --------      --------
Cash flows from financing activities:
  Net increase in deposits                                           31,270        24,341
  Net(decrease)  increase in borrowings
  with original  terms of three months or less:
       Securities repurchase agreements                             (32,178)        9,333
       FHLB advances                                                  4,000         1,000
 Proceeds from longer-term borrowings                                10,400        56,461
  Common stock repurchased                                           (2,385)       (4,787)
  Dividends paid                                                       (594)         (556)
                                                                   --------      --------
       Net cash provided by financing
        activities                                                   10,513        85,792
                                                                   --------      --------

Net increase in cash and cash equivalents                             1,286         2,526
Cash and cash equivalents at beginning of period                      4,195         3,593
                                                                   --------      --------
Cash and cash equivalents at end of period                         $  5,481      $  6,119
                                                                   ========      ========
Supplemental information:
  Interest paid                                                    $ 10,701      $  9,843
  Income taxes paid                                                     741         1,461
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

   On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly-owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. On June 30, 1999, $114.5 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

   The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 1999.

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

(2) COMPREHENSIVE INCOME

   During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive income (loss) for the nine months ended June 30, 1999 was ($1.2) million, consisting of $2.0 million in net income less a net decrease of $3.2 million in the after-tax net unrealized gain on available-for-sale securities. For the nine months ended June 30, 1998, total comprehensive income of $2.1 million consisted of net income of $2.2 million less a net decrease of $101,000 in the after-tax net unrealized gain on available-for-sale securities.

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

   The following is a summary of the number of shares utilized in the Company's EPS calculations for the three and nine months ended June 30, 1999 and 1998. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

                                         For The Three    For the Nine
                                             Months           Months
                                         Ended June 30,    Ended June 30,
                                       ----------------  ----------------
                                          1999     1998     1999     1998
                                          ----     ----     ----     ----
                                                    (in thousands)

Weighted average common shares
outstanding for computation of
basic EPS (1)                            2,383    2,578    2,429    2,656
Common-equivalent shares due to
the dilutive effect of stock
options and MRP awards (2)                  53       86       35       57
                                       -------  -------  -------  -------
Weighted average common shares for
   computation of diluted EPS            2,436    2,664    2,463    2,713
                                       =======  =======  =======  =======


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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER 30, 1998

    Total assets at June 30, 1999 amounted to $392.6 million, an increase of $9.6 million from $383.0 million at September 30, 1998. Asset growth during the period related primarily to increased loan volume funded with deposits, reflecting the continued growth of the Company's retail franchise.

   Securities at June 30, 1999 decreased $29.3 million to $139.2 million from $168.5 million at September 30, 1998, while cash and cash equivalents increased $1.3 million to $5.5 million at June 30, 1999 from $4.2 million at September 30, 1998. Overall, total loans (loans receivable and mortgage loans held for sale) increased $36.8 to $234.1 million at June 30, 1999 from $197.3 million at September 30, 1998. The loan growth during the nine months ended June 30, 1999 represents loan originations of $100.0 million, offset by principal collections of $28.8 million, loans sold of $34.2 million, an increase in the allowance for loan losses of $187,000 and a provision for losses on real estate mortgage loans held for sale of $97,000. The portfolio growth in the nine-month period primarily reflects increases of $39.1 million in one-to four-family mortgage loans, $8.5 million in commercial real estate loans, $3.1 million in multi-family loans, and $503,000 in consumer loans, partially offset by a decrease of $211,000 in construction loans.

   Deposit liabilities increased $31.3 million to $262.5 million at June 30, 1999 from $231.2 million at September 30, 1998. The increase in deposit liabilities primarily reflects growth in the Company's in-store branch network of $17.8 million along with aggressive cross-selling and quality customer service. Borrowings decreased $17.8 million to $90.0 million at June 30, 1999 from $107.8 million at September 30, 1998.

   Stockholders' equity amounted to $38.1 million at June 30, 1999 a $3.7 million decrease from September 30, 1998. The decrease is primarily attributable to a decrease of $3.2 million in the after-tax net unrealized gain on available-for-sale securities and treasury stock repurchases of $2.4 million, offset by net income retained after dividends of $1.4 million and a combined increase of $552,000 relating to the employee stock ownership plan and the management recognition plan. The ratio of stockholders' equity to total assets decreased to 9.71% at June 30, 1999 from 10.91% at September 30, 1998. Book value per share (computed based on total shares issued less treasury shares) was $14.74 at June 30, 1999, a decrease from $15.33 at September 30, 1998. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

ANALYSIS OF NET INTEREST INCOME

   The following tables set forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and nine months ended June 30, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts and premiums which are considered yield adjustments.

                                                             FOR THE QUARTER ENDED JUNE 30,
                                    -----------------------------------------------------------------------------------
                                                        1999                                          1998
                                    --------------------------------------       --------------------------------------
                                        Average                    Average           Average                    Average
                                        Balance     Interest     Yield/Cost          Balance      Interest   Yield/Cost
                                    -------------  ---------    -----------       -----------    ---------   ----------

Assets                                                           (Dollars in thousands)
Interest-earning assets:
    Loans (1)                       $226,268       $   4,190        7.41%         $183,524       $ 3,362         7.33%
    Mortgage-backed securities (2)   105,577           1,675        6.35           111,239         1,862         6.70
    Other securities (2)              36,183             631        6.98            62,835         1,080         6.88
    Other earning assets              11,844             153        5.17             8,199           125         6.10
                                    --------       ---------                      --------       -------
    Total interest-earning assets    379,872       $   6,649        7.00           365,797       $ 6,429         7.03
                                                   =========                                     =======

Allowance for loan losses             (1,467)                                       (1,241)
Non-interest-earning assets           13,061                                         8,000
                                    --------                                      --------
    Total assets                    $391,466                                      $372,556
                                    ========                                      ========
LIABILITIES AND  STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
    NOW, club and money market      $ 57,772       $     330        2.28%         $ 49,639       $   205         1.65%
     accounts
    Regular savings accounts (3)      49,369             230        1.86            45,000           271         2.41
    Savings certificate accounts     148,168           1,832        4.95           126,008         1,822         5.78
                                    --------       ---------                      --------       -------
     Total interest-bearing          255,309           2,392        3.75           220,647         2,298         4.17
      deposits

    Borrowings                        87,682           1,193        5.44            98,477         1,420         5.77
                                    --------       ---------                      --------       -------
     Total interest-bearing          342,991       $   3,585        4.18           319,124       $ 3,718         4.66
      liabilities                                  =========                                     =======

Non-interest-bearing liabilities       8,422                                        10,352
                                    --------                                      --------
       Total liabilities             351,413                                       329,476

Stockholders' equity                  40,053                                        43,080
                                    --------                                      --------
       Total liabilities and
        stockholders' equity        $391,466                                      $372,556
                                    ========                                      ========
Net interest income                                 $  3,064                                      $ 2,711
                                                    ========                                      =======
Average interest rate spread (4)                                     2.82%                                        2.37%
Net interest margin (5)                                              3.23%                                        2.96%
Net interest-earning assets (6)     $ 36,881                                      $ 46,673
                                    ========                                      ========
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                        110.75%                                      114.63%

See footnote explanations on the following page.

                                                                         FOR THE NINE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------
                                                                    1999                                1998
                                                    -------------------------------     -------------------------------
                                                      Average                Average      Average               Average
                                                      Balance   Interest     Yield/Cost   Balance   Interest   Yield/Cost
                                                    ---------- ---------     ----------  ---------  --------  -----------

ASSETS                                                                           (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                       $209,514    $11,734        7.47%     $159,514    $ 9,580       8.01%
    Mortgage-backed securities (2)                   113,007      5,366        6.33       107,317      5,543       6.89
    Other securities (2)                              40,215      2,122        7.04        62,858      3,271       6.94
    Other earning assets                              13,713        520        5.06         7,902        335       5.65
                                                    --------    -------                  --------    -------
       Total interest-earning assets                 376,449    $19,742        6.99       337,591    $18,729       7.40
                                                                =======                              =======

Allowance for loan losses                             (1,400)                              (1,168)
Non-interest-earning assets                            9,861                                6,963
                                                    --------                             --------
       Total assets                                 $384,910                             $343,386
                                                    ========                             ========
LIABILITIES AND  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW, club and money market accounts             $ 55,334    $   952        2.29%     $ 46,141    $   630       1.82%
    Regular savings accounts (3)                      47,907        709        1.97        45,083        824       2.44
    Savings certificate accounts                     140,343      5,452        5.18       122,797      5,244       5.69
                                                    --------    -------                  --------    -------
       Total interest-bearing deposits               243,584      7,113        3.89       214,021      6,698       4.17

    Borrowings                                        91,931      3,816        5.53        76,554      3,344       5.82
                                                    --------    -------                  --------    -------
       Total interest-bearing liabilities            335,515    $10,929        4.34       290,575    $10,042       4.61
                                                                =======                              =======

Non-interest-bearing liabilities                       8,716                                8,811
                                                    --------                             --------
       Total liabilities                             344,231                              299,386

Stockholders' equity                                  40,679                               44,000
                                                    --------                             --------
       Total liabilities and stockholders' equity   $384,910                             $343,386
                                                    ========                             ========
Net interest income                                             $ 8,813                             $  8,687
                                                                =======                             ========
Average interest rate spread (4)                                               2.65%                               2.79%
Net interest margin (5)                                                        3.12%                               3.43%
Net interest-earning assets (6)                     $ 40,934                             $ 47,016
                                                    ========                             ========
Ratio of average interest-earning assets to average
    interest-bearing liabilities                                             112.20%                             116.18%

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

   The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three and nine months ended June 30, 1999 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                      For the Quarter Ended June 30,    For the Nine Months Ended June 30,
                                           1999 Compared to 1998                1999 Compared to 1998
                                    --------------------------------    ---------------------------------
                                     Increase (Decrease)                  Increase (Decrease)
                                            Due To            Net              Due To              Net
                                    --------------------                ---------------------
                                      Volume      Rate       Change       Volume      Rate        Change
                                    --------    --------    --------    --------    ---------    --------
                                                                 (In thousands)

Interest-earning assets:
  Loans                              $  791      $   37      $ (187)     $ 2,836       $(682)     $ 2,154
  Mortgage-backed securities            (92)        (95)       (187)         286        (463)        (177)
  Other securities                     (465)         16        (449)      (1,195)         46       (1,149)
  Other earning assets                   49         (21)         28          223         (38)         185
                                     ------      ------      ------      -------       -----      -------
             Total                      283         (63)        220        2,150      (1,137)       1,013
                                     ------      ------      ------      -------       -----      -------
Interest-bearing liabilities:
  NOW, club and money market             38          87         125          140         182          322
   accounts
  Regular savings accounts               25         (66)        (41)          50        (165)        (115)
  Savings certificate accounts          293        (283)         10          705        (497)         208
  Borrowings                           (149)        (78)       (227)         645        (173)         472
                                     ------      ------      ------      -------       -----      -------
             Total                      207        (340)       (133)       1,540        (653)         887
                                     ------      ------      ------      -------       -----      -------

Net change in net interest income    $   76      $  277      $  353      $   610        (484)     $   126
                                     ======      ======      ======      =======       =====      =======

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS  ENDED
JUNE 30, 1999 AND 1998

   GENERAL. Net income for the third fiscal quarter ended June 30, 1999 amounted to $657,000, or basic earnings per common share of $0.28, compared to net income of $727,000, or basic earnings per common share of $0.28 for the quarter ended June 30, 1998. Diluted earnings per common share was $0.27 for both of the quarters ended June 30, 1999 and 1998.

   NET INTEREST INCOME. Net interest income, the primary contributor to earnings, for the three months ended June 30, 1999 increased $353,000 to $3.1 million, from $2.7 million for the prior year's quarter. The increase reflects a rise in the average interest rate spread to 2.82% for the three months ended June 30, 1999, from 2.37% for the prior year's period, partially offset by a decline in net interest-earning assets (total interest-earning assets less total interest-bearing liabilities). The increase in the average interest rate spread is primarily a result of a decrease in the cost of funds due to the current lower interest rate environment as well as increases in the proportion of assets consisting of commercial real estate and multi-family loans. The Company's net interest margin increased to 3.23% for the three months ended June 30, 1999, from 2.96% a year earlier.

   INTEREST INCOME. Interest and dividend income totaled $6.6 million for the three months ended June 30, 1999, an increase of $220,000 compared to $6.4 million for the three months ended June 30, 1998. This increase reflects the effect of a $14.1 million increase in total average interest-earning assets slightly offset by a 3 basis point decrease in the average yield on such assets to 7.00% for the three months ended June 30, 1999 from 7.03% for the same period in the prior year.

   Interest income on loans increased $828,000 for the three months ended June 30, 1999 compared to the same period in the prior year, reflecting the effect of a $42.7 million increase in the average balance coupled with an 8 basis point increase in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential mortgage loans. The increase in the average yield on loans is primarily attributable to an increase in the proportion of loans consisting of higher yielding commercial real estate and multi-family loans.

   On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $636,000 to $2.3 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998. Interest on mortgage-backed securities decreased by $186,000, attributable to a 34 basis point decrease in the average yield, in addition to a $5.7 million decrease in the average balance. Interest on other securities declined by $450,000, primarily attributable to a $26.7 million decrease in the average balance.

   Interest and dividend income on other earning assets increased by $28,000, primarily attributable to a $3.6 million increase in the average balance, partially offset by a 93 basis point decrease in the average yield.

   INTEREST EXPENSE. Interest expense totaled $3.6 million for the three months ended June 30, 1999, a decrease of $133,000 from the prior year's quarter. Interest expense on deposits increased $94,000 compared to the same period in the prior year, reflecting the effect of an $34.7 million increase in the average balance partially offset by a 42 basis point decrease in the average rate on interest-bearing deposits to 3.75% for the three months ended June 30, 1999 from 4.17% for the three months ended June 30, 1998. The decrease in the average rate on interest-bearing deposits primarily reflects the current lower interest rate environment. In particular, the average rate paid on savings certificate accounts declined during this period by 83 basis points. The increase in average interest-bearing deposits consisted of a $22.2 million increase in average savings certificate accounts (to $148.2 million from $126.0 million), a $8.1 million increase in average NOW, club and money market accounts (to $57.8 million from $49.6 million) and a $4.4 million increase in average regular savings accounts (to $49.4 million from $45.0 million).

   Interest expense on borrowings decreased $227,000 to $1.2 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. Total borrowings averaged $87.7 million (borrowings under securities repurchase agreements represented $71.0 million) for the three months ended June 30, 1999 at an average rate of 5.44% compared to $98.5 million (borrowings under securities repurchase agreements represented $91.9 million) and 5.77%, respectively, for the prior-year's quarter. The majority of this increase was attributable to interest on borrowings under securities repurchase agreements. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

   PROVISION FOR LOAN LOSSES. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $50,000 and $75,000 for the three months ended June 30, 1999 and 1998, respectively. Net loan charge-offs were $14,000 for the three months ended June 30, 1999, compared to net loan charge-offs of $56,000 during the same period in 1998. Non-performing loans totaled $706,000 at June 30, 1999, a decline from $753,000 at September 30, 1998 and up from $299,000 at June 30, 1998. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

   NON-INTEREST INCOME. Non-interest income for the three months ended June 30, 1999 decreased $260,000 to $274,000, from $534,000 for the comparable period in 1998. The decrease is primarily attributable to decreases in the net gain on sales of loans held for sale and the net gain on sales of securities, partially offset by increased income from service charges and fees. Mortgage loans sold during the three months ended June 30, 1999 amounted to $4.9 million resulting in net gains of $32,000, as compared to loan sales of $7.4 million during the three months ended June 30, 1998 which resulted in net gains of $79,000. In addition, a provision for losses on loans held for sale of $97,000 was charged to net gain on sales of loans for the quarter ended June 30, 1999 in accordance with SFAS No. 65 "Accounting for Certain Mortgage Banking Activities," which requires loans held-for-sale to be carried at the lower of cost or market value. No such provisions were made in the 1998 quarter. Net gain on sales of securities amounted to $25,000 for the three months ended June 30, 1999 as compared to $195,000 for the June 30, 1998 quarter. The increase of $56,000 in service charges and fee income primarily reflects increases in transaction volume.

   NON-INTEREST EXPENSE. Non-interest expense increased $310,000 to $2.3 million for the three months ended June 30, 1999, compared to $2.0 million for the three months ended June 30, 1998. Compensation and benefits expense increased $183,000 from the prior-year quarter primarily due to increased costs relating to additional staffing in the two in-store branches opened in October 1998 and April 1999 and the loan department expansion, coupled with performance-based increases for certain staff members. The increases of $67,000 in occupancy and equipment expense and $59,000 in other non-interest expense primarily reflects increased costs associated with the establishment of the two in-store branches and a lending center in November 1998.

   INCOME TAX EXPENSE. Income tax expense was approximately $369,000 for the three months ended June 30, 1999 and $491,000 for the comparable 1998 period, reflecting lower pre-tax income and effective tax rates of 36.0% and 40.3%, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT. Under current law, all income earned by the REIT is distributed to the Association in the form of a dividend and has the effect of reducing the Company's New York State income tax expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

   GENERAL. Net income for the nine months ended June 30, 1999 amounted to $2.0 million or basic earnings per common share of $0.82, compared to $2.2 million or basic earnings per common share of $0.84 for the nine months ended June 30, 1998. Diluted earnings per common share were $0.81 for the nine months ended
June 30, 1999 compared to $0.82 for the same period in 1998. The $232,000 decrease in net income was attributable to an $846,000 increase in non-interest expense, partially offset by a $126,000 increase in net interest income, a $71,000 increase in non-interest income, a $292,000 decrease in income tax expense and a $125,000 decrease in the provision for loan losses.

   NET INTEREST INCOME. Net interest income for the nine months ended June 30, 1999 amounted to $8.8 million as compared to $8.7 million for the nine months ended June 30, 1998. The increase reflects a higher volume of interest-earning assets, offset by the decline in the average interest rate spread to 2.65% for the nine months ended June 30, 1999, from 2.79% for the prior year's period. The decline in the average interest rate spread primarily reflects lower asset yields from the origination of new mortgage loans (including refinancings) in the current lower interest rate environment. The Company's net interest margin decreased to 3.12% for the nine months ended June 30, 1999, from 3.43% a year earlier.

   INTEREST INCOME. Interest and dividend income totaled $19.7 million for the nine months ended June 30, 1999, an increase of $1.0 million compared to $18.7 million for the nine months ended June 30, 1998. This increase reflects the effect of a $38.9 million increase in total average interest-earning assets partially offset by a 41 basis point decrease in the average yield on such assets to 6.99% for the nine months ended June 30, 1999 from 7.40% for the same period in the prior year.

   Interest income on loans increased $2.2 million for the nine months ended June 30, 1999 compared to the same period in the prior year, reflecting the effect of a $50.0 million increase in the average balance partially offset by a 54 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential mortgage loans. The lower average yield reflects the repricing of adjustable rate mortgage loans and the origination of new loans in the current low interest rate environment.

   On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $1.3 million to $7.5 million for the nine months ended June 30, 1999 from $8.8 million for the nine months ended June 30, 1998. Interest on mortgage-backed securities decreased by $178,000, attributable to the effects of a 56 basis point decrease in the average yield partially offset by a $5.7 million increase in the average balance, while interest on other securities declined by $1.1 million, primarily attributable to a $22.6 million decrease in the average balance.

   Interest and dividend income on other earning assets increased $185,000, primarily attributable to a $5.8 million increase in the average balance partially offset by a 58 basis point decrease in the average yield.

   INTEREST EXPENSE. Interest expense totaled $10.9 million for the nine months ended June 30, 1999, an increase of $887,000 from the prior year's nine months. Interest expense on deposits increased $415,000 compared to the same period in the prior year, reflecting the effect of an $29.6 million increase in the average balance partially offset by a 28 basis point decrease in the average rate on interest-bearing deposits to 3.89% for the nine months ended June 30, 1999 from 4.17% for the nine months ended June 30, 1998. The decrease in the average rate on interest-bearing deposits primarily reflects the current lower interest rate environment. In particular, the average rate paid on savings certificate accounts declined during this period by 51 basis points. The increase in average interest-bearing deposits consisted of a $17.5 million increase in average savings certificate accounts (to $140.3 million from $122.8 million), a $9.2 million increase in average NOW, club and money market accounts (to $55.3 million from $46.1 million) and a $2.8 million increase in average regular savings accounts (to $47.9 million from $45.1 million).

   Interest expense on borrowings increased $472,000 to $3.8 million for the nine months ended June 30, 1999 from $3.3 million for the nine months ended June 30, 1998. Total borrowings averaged $91.9 million for the nine months ended June 30, 1999 at an average rate of 5.53% compared to $76.6 million and 5.82%, respectively, for the prior-year's period. Substantially all of this increase was attributable to interest on borrowings under securities repurchase agreements. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

   PROVISION FOR LOAN LOSSES. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $200,000 and $325,000 for the nine months ended June 30, 1999 and 1998, respectively. The higher provision in the nine months ended June 30, 1998 reflected the impact of higher net charge-offs which were $156,000 for the period, compared to of $13,000 for the nine months ended June 30, 1999. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

   NON-INTEREST INCOME. For the nine months ended June 30, 1999, non-interest income increased $71,000 to $1.2 million compared to $1.1 million for the same period in the prior year. Mortgage loans sold during the nine months ended June 30, 1999 amounted to $34.2 million resulting in net gains of $278,000, as compared to loan sales of $42.6 million during the nine months ended June 30, 1998 which resulted in net gains of $273,000. In addition, a provision for losses on loans held for sale of $97,000 was charged to net gain on sales of loans for the quarter ended June 30, 1999, no such provisions were made in the 1998 period. Net gain on sales of securities amounted to $98,000 for the nine months ended June 30, 1999 reflecting sales of $17.5 million in available-for-sale securities during the period, compared to gains of $143,000 on sales of $6.7 million in the prior year's period. The increase in service charges and fee income primarily reflects increases in transaction volume.

NON-INTEREST EXPENSE. Non-interest expense increased $846,000 to $6.6 million for the nine months ended June 30, 1998 compared to $5.8 million for the same period in the prior year. The current year increases are primarily attributable to increases in compensation and benefits expense and occupancy and equipment expense. Compensation and benefits expense for the nine months ended June 30, 1999 increased $487,000 from the prior year primarily due to increased costs relating to additional staffing in the three in-store branches and the loan department expansion, coupled with performance-based increases for certain staff members. The increase of $183,000 in occupancy and equipment expense for the nine months ended June 30, 1999 primarily reflects increased costs associated with the establishment of three in-store branches, one in December 1997, one in October 1998 and one in April 1999, in addition to the establishment of a lending center in November 1998. Included in other non-interest expense for the nine months ended June 30, 1999 were expenses of $105,000 relating to the establishment of the REIT.

    INCOME TAX EXPENSE. Income tax expense for the nine months ended June 30, 1999 was approximately $1.2 million and $1.5 million for the comparable 1998 period, reflecting lower pre-tax income and effective tax rates of 38.1% and 40.6%, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT.

ASSET QUALITY

   Non-performing loans totaled $706,000 at June 30, 1999, a decline from $753,000 at September 30, 1998 and up from $299,000 at June 30, 1998. The ratio of non-performing loans to total loans receivable was 0.32% at June 30, 1999, compared to 0.41% at September 30, 1998 and 0.16% at June 30, 1998. The allowance for loan losses was $1.5 million or 0.67% of total loans receivable at June 30, 1999, compared to $1.3 million or 0.70% of total loans receivable at September 30, 1998 and $1.3 million or 0.69% at June 30, 1998. The ratio of the allowance for loan losses to non-performing loans was 210.91% at June 30, 1999, compared to 172.91% at September 30, 1998 and 422.07% at June 30, 1998.

   The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                    June 30,      September 30,   June 30,
                                                      1999            1998          1998
                                                    --------      -------------   --------
                                                                (Dollars in Thousands)
 Non-accrual loans past due ninety days or more:
   Real estate mortgage loans:
     One- to four-family                               406             515                74
        Commercial                                     198             203               204
    Consumer loans                                     102              35                21
                                                    ------          ------            ------
         Total                                         706             753               299
Real estate owned, net                                 183             305               305
                                                    ------          ------            ------
         Total non-performing assets                $  889          $1,058            $  604
                                                    ======          ======            ======
         Allowance for loan losses $                $1,489          $1,302            $1,262
                                                    ======          ======            ======
         Ratios:
         Non-performing loans to total loans          0.32%           0.41%             0.16%
          receivable
         Non-performing assets to total assets        0.23            0.28              0.15
         Allowance for loan losses to:
             Non-performing loans                   210.91          172.91            422.07
             Total loans receivable                   0.67            0.70              0.69



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

   The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at June 30, 1999 was 4.0%, and the Company's actual liquidity ratio was 8.72%.

    The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At June 30, 1999, the Company had outstanding loan origination commitments of $38.6 million, unadvanced home equity lines of credit of $2.1 million and undisbursed construction loans in process of $537,000. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At June 30, 1999, the Company had the ability to obtain additional FHLB advances of approximately $78.5 million. Certificates of deposit scheduled to mature in one year or less from June 30, 1999 totaled $109.8 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

   The  Company's  borrowings  at June 30, 1999  consisted  of $71.0  million in borrowings under securities repurchase agreements and FHLB advances of $19.0 million. FHLB advances at June 30, 1999 had a weighted average interest rate of 5.45% and a weighted average term to maturity of 7.4 years with a weighted average term to call date of 1.1 years. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the nine months ended June 30, 1999, the average borrowings under these agreements amounted to $78.7 million and the maximum month-end balance outstanding was $103.8 million.

   Additional information concerning outstanding repurchase agreements with the FHLB of New York as of June 30, 1999 is summarized as follows:

                        REPURCHASE BORROWINGS
----------------------------------------------------------------------
                                                    Accrued     Weighted    Fair Value
                                                    Interest    Average     of Collateral
Remaining Term to Final Maturity(1)     Amount      Payable(2)   Rate       Securities(3)
-----------------------------------    --------    -----------  ---------   -------------
                             (Dollars in thousands)
After 30 days but within one year     $ 5,000      $      258     5.74%      $ 5,514
After one but within three years       20,600              97     5.91        25,504
After three but within five years      15,000              98     5.65        15,360
After five years                       30,412             203     5.47        28,373
                                      -------      ----------                -------

     Total                            $71,012      $      656     5.66%      $74,751
                                      =======      ==========                =======

(1) The weighted average remaining term to final maturity was approximately 4.8 years at June 30, 1999. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 1.7 years at June 30, 1999.

(2)  Included in other liabilities in the consolidated balance sheet.

(3) Represents the fair value of the mortgage-backed securities ($55.8 million) and other debt securities ($18.9 million) which were transferred to the counterparty, including accrued interest receivable of $643,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $67.5 million and $7.2 million, respectively.

   At June 30, 1999, the Company's "amount at risk" under securities repurchase agreements was approximately $3.1 million. This amount represents the excess of
(i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

   At June 30, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 9.51% of total adjusted assets, which is above the required level of 1.5%; core capital of 9.51% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 24.53%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

YEAR 2000 CONSIDERATIONS

   The Company, like all companies that utilize computer technology, is facing significant challenges associated with ensuring that its computer systems will accurately process time-sensitive data beyond the year 1999 (the "Year 2000 Issue"). Many existing computer programs and systems were originally programmed with nine digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

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

   Under the regulatory guidelines previously mentioned, testing of core mission critical internal systems must have been substantively completed by December 31, 1998 and testing with service providers must have been substantively completed by June 30, 1999. All renovations must be substantially complete, and testing of mission critical systems must be completed, by June 30, 1999. As of June 30, 1999, the Company substantially completed testing its internal mission critical systems and testing with its primary service provider, which provides almost all of the Company's data processing.

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

   The Company is also preparing a Year 2000 business resumption contingency plan to document pre-determined actions to help the Company resume normal operations in the event of failure of any mission-critical service and product. Uncontrollable events, such as loss of the global power grid and telephone service failures, will affect all companies, government and customers; these global events cannot be remedied by anyone other than the appropriate responsible party. The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks; the customer base is primarily composed of individuals who utilize the Company's services for personal, household or consumer uses and thus, individually, not likely to pose significant Year 2000 risks directly. The Company also reviewed its borrower base and determined that it is primarily secured by residential and multifamily residences, which management believes does not carry a high Year 2000 risk. The Company is assuring the availability of cash to meet potential depositor demand due to concerns about the availability of funds as we approach the Year 2000. Contingency plans are being developed for identified mission-critical systems in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare for the century date change. The Company has substantially completed its contingency planning process.

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

   Monitoring and managing the Year 2000 Issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Based on the current status of the Company's Year 2000 efforts, the costs associated with identified Year 2000 issues are not expected to have a material effect on the results of operations or financial condition of the Company. Costs incurred through June 30, 1999 were approximately $138,000. This includes Y2K remediation efforts and planned system upgrades related to business expansion. Approximately $50,000 of this cost was recognized in the nine-month period ended June 30, 1999. Management currently estimates that remaining costs will range between $5,000 and $40,000, most of which will be recognized in calendar year 1999.

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

   None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        EXHIBIT NO.                                           NAME
           27                                          Financial Data Schedule

   (b)  Reports on Form 8-K

    None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   YONKERS FINANCIAL CORPORATION
                                                             (Registrant)


Date:  August 6, 1999                              /s/  RICHARD F. KOMOSINSKI
       --------------                              --------------------------
                                                   Richard F. Komosinski
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  August 6, 1999                              /s/  JOSEPH D. ROBERTO
       --------------                              --------------------------
                                                   Joseph D. Roberto
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)