Form 10-K
period 1999-09-30
YONKERS FINANCIAL CORP
filed 1999-12-29
CIK 1005508

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended September 30, 1999

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-27716

                          YONKERS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                13-3870836
-------------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

  6 Executive Plaza, Yonkers, New York                    10701
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (914) 965-2500

           Securities Registered Pursuant to Section 12(b) of the Act:
-------------------------------------------------------------------------------
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of December 15, 1999, there were issued and outstanding 2,238,739 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 15, 1999, was approximately $34.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 1999. PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 1999.

--------------------------------------------------------------------------------

                          YONKERS FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

                PART I                                                    PAGE

Item 1          Business...............................................   3

Item 2          Properties.............................................   40

Item 3          Legal Proceedings......................................   42

Item 4          Submission of Matters to a Vote of Security Holders....   42

                PART II

Item 5          Market for Registrant's Common Equity and Related
                Stockholder Matters....................................   42

Item 6          Selected Financial Data................................   42

Item 7          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................   42

Item 7A         Quantitative and Qualitative Disclosures About Market     42
                Risk...................................................

Item 8          Financial Statements and Supplementary Data............   42

Item 9          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................   43

                PART III

Item 10         Director, and Executive Officers of the Registrant.....   43

Item 11         Executive Compensation.................................   44

Item 12         Security Ownership of Certain Beneficial Owners
                   and Management......................................   44

Item 13         Certain Relationships and Related Transactions.........   44

                PART IV

Item 14         Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K............................................   45

                Signatures.............................................   47

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

      The Holding Company is incorporated under the laws of the State of Delaware (and qualified to do business in the State of New York) and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The principal asset of the Holding Company is its investment in the stock of the Association, although it also holds certain other investments and a loan to its Employee Stock Ownership Plan (the "ESOP"). The Association has two wholly owned subsidiaries, Yonkers REIT, Inc., a real estate investment trust. (the "REIT") and Yonkers Financial Services, Inc., a subsidiary that sells savings bank life insurance and annuities.

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

      The executive offices (corporate headquarters) and lending center of the Company are located at 6 Executive Plaza, Yonkers, New York 10701, and its telephone number at that address is (914) 965-2500.

MARKET AREA

      The Company conducts its banking operations through its main office located at One Manor House Square, Yonkers, New York and three full-service banking offices located in Yonkers, New York. A branch located in a discount store in Wappingers Falls, Dutchess County, was opened in December 1997 and a second in-store branch was opened in Yorktown Heights, Westchester County in October 1998. In May 1999, a third in-store branch was opened in a supermarket in Mt. Vernon, Westchester County and a fourth was opened in a supermarket in Poughkeepsie, Dutchess County in September 1999. A corporate headquarters office and lending center is also maintained in Yonkers, New York. The Company's primary market area for deposits includes the City of Yonkers and surrounding communities. The Company's primary market area for its lending activities consists of communities within Westchester County and portions of Rockland, Putnam and Dutchess Counties, New York.

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

LENDING ACTIVITIES

      GENERAL. Historically, the Company originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. Since the mid-1980s, in order to reduce its vulnerability to changes in interest rates, the Company has also originated adjustable-rate mortgage ("ARM") loans and home equity lines of credit. During fiscal 1997, the Company began to offer a "15/1" residential mortgage loan product with a fixed rate for the first 15 years and annual rate adjustments thereafter. Residential mortgage originations also currently include products with initial fixed-rate periods of five, seven or ten years with annual rate adjustments thereafter. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Both originations and sales activity increased significantly in fiscal 1998. The Company also offers multi-family and commercial real estate, consumer, construction and land loans. During fiscal 1999 the Company expanded its lending operations and increased originations of multi-family and commercial real estate loans in order to enhance portfolio yield.

      The following table sets forth the composition of the loan portfolio, by category, in dollar amounts and as a percentage of the total portfolio at the dates indicated.


                                                                         At September 30,
                                      ----------------------------------------------------------------------------------
                                           1999               1998             1997            1996            1995
                                     ----------------- ----------------- --------------- --------------- ---------------
                                               Percent           Percent         Percent         Percent         Percent
                                      Amount  of Total  Amount  of Total Amount of Total Amount of Total Amount of Total
                                     -------- -------- -------- -------- ------ -------- ------ -------- ------ --------
                                                                       (Dollars in thousands)
Real Estate Mortgage Loans:
 One- to four-family (1)(2)(3)       $245,692   81.6%  $167,225  84.1% $111,821   79.0% $62,283  70.6%  $63,282   74.4%
 Multi-family                          16,264    5.4      7,846   3.9     5,658    4.0    5,471   6.2     5,647    6.6
 Commercial                            26,753    8.9     12,766   6.4    11,990    8.5    9,117  10.3     6,575    7.7
 Construction                           2,812    0.9      2,613   1.3     2,786    2.0    2,175   2.5     2,205    2.6
  Land                                  1,502    0.5        932   0.5     1,814    1.3    1,934   2.2     2,112    2.5
                                     --------  -----   -------- -----  --------  -----  ------- -----   -------  -----
    Total real estate mortgage loans $293,023   97.3    191,382  96.2   134,069   94.8   80,980  91.8    79,821   93.8
                                     --------  -----   -------- -----  --------  -----  ------- -----   -------  -----
Other Loans:
Consumer loans:
 Home equity                            4,574    1.5      3,678   1.9     3,217    2.3    2,911   3.3     2,389    2.8
 Personal                               1,483    0.5      1,447   0.7     1,666    1.1    1,632   1.8     1,734    2.0
 Other                                  1,117    0.4      1,224   0.6     1,237    0.9    1,310   1.5     1,092    1.3
                                     --------  -----   -------- -----  --------  -----  ------- -----   -------  -----
    Total consumer loans                7,174    2.4      6,349   3.2     6,120    4.3    5,853   6.6     5,215    6.1
Commercial business loans               1,080    0.3      1,195   0.6     1,299    0.9    1,413   1.6        56    0.1
                                     --------  -----   -------- -----  --------  -----  ------- -----   -------  -----
    Total other loans                   8,254    2.7      7,544   3.8     7,419    5.2    7,266   8.2     5,271    6.2
                                     --------  -----   -------- -----  --------  -----  ------- -----   -------  -----
    Total loans                       301,277  100.0%   198,926 100.0%  141,488  100.0%  88,246 100.0%   85,092  100.0%
                                               =====            =====            =====          =====            =====
Less:
  Construction loans in process        (1,672)             (743)         (1,091)           (171)           (293)
  Allowance for loan losses            (1,503)           (1,302)         (1,093)           (937)           (719)
  Deferred loan origination
    costs (fees), net                   1,074               478            (184)           (472)           (401)
                                     --------          --------        --------         -------         -------
    Total loans, net                 $299,176          $197,359        $139,120         $86,666         $83,679
                                     ========          ========        ========         =======         =======

--------------------------------

(1) Includes advances under home equity lines of credit of $3.2 million, $4.6 million, $5.9 million, $7.3 million, and $9.1 million, respectively, at September 30, 1999, 1998, 1997, 1996 and 1995.
(2) Includes cooperative apartment loans of $3.7 million, $4.5 million, $4.8 million, $5.5 million and $5.8 million, respectively, at September 30, 1999, 1998, 1997, 1996 and 1995.
(3) Includes loans held for sale of $1.2 million , $13.3 million and $20.4 million at September 30, 1999, 1998 and 1997, respectively.

The following table sets forth the composition of the loan portfolio, by category and by type of interest rate (fixed or adjustable), in dollar amounts and as a percentage of the total portfolio at the dates indicated.

                                                                   At September 30,
                                    -------------------------------------------------------------------------------
                                          1999           1998            1997            1996            1995
                                    --------------- --------------- --------------- --------------- ---------------
                                           Percent         Percent         Percent         Percent         Percent
                                    Amount of Total Amount of Total Amount of Total Amount of Total Amount of Total
                                    ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                                Dollars in thousands)
Fixed-Rate Loans:
Real Estate Mortgage Loans:
 One- to four-family (1)(2)         $ 60,071  19.9% $ 46,838  23.5% $ 36,074  25.5% $11,805   13.4% $11,805   13.9%
 Multi-family                         10,320   3.4     1,529   0.8       108   0.1       47    0.1      715    0.8
 Commercial                           14,295   4.7     1,742   0.9        95   0.1      131    0.1      396    0.5
  Land                                   229   0.1       270   0.1       390   0.3       49    0.1       49    0.1
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
   Total real estate mortgage loans   84,915  28.1    50,379  25.3    36,667  26.0   12,032   13.7   12,965   15.3
Consumer loans                         7,174   2.4     6,349   3.2     6,120   4.3    5,853    6.6    5,215    6.1
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
   Total fixed-rate loans             92,089  30.5    56,728  28.5    42,787  30.3   17,885   20.3   18,180   21.4
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
Adjustable-Rate Loans:
Real Estate Mortgage Loans:
 One- to four-family (3)(4)(5)       185,621  61.7   120,387  60.6    75,747  53.5   50,478   57.2   51,477   60.4
 Multi-family                          5,944   2.0     6,317   3.2     5,550   3.9    5,424    6.1    4,932    5.8
 Commercial                           12,458   4.1    11,024   5.5    11,895   8.4    8,986   10.2    6,179    7.3
 Construction                          2,812   0.9     2,613   1.3     2,786   2.0    2,175    2.5    2,205    2.6
  Land                                 1,273   0.4       662   0.3     1,424   1.0    1,885    2.1    2,063    2.4
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
   Total real estate mortgage loans  208,108  69.1   141,003  70.9    97,402  68.8   68,948   78.1   66,856   78.5
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
Commercial business loans              1,080   0.4     1,195   0.6     1,299   0.9    1,413    1.6       56    0.1
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
   Total adjustable-rate loans       209,188  69.5   142,198  71.5    98,701  69.7   70,361   79.7   66,912   78.6
                                    -------- -----  -------- -----  -------- -----  -------  -----  -------  -----
Total loans                          301,277 100.0%  198,926 100.0%  141,488 100.0%  88,246  100.0%  85,092  100.0%
                                    -------- =====  -------- =====  -------- =====  -------  =====  -------  =====
Less:
 Construction loans in process        (1,672)           (743)         (1,091)          (171)           (293)
 Allowance for loan losses            (1,503)         (1,302)         (1,093)          (937)           (719)
 Deferred loan origination costs
     (fees), net                       1,074             478            (184)          (472)           (401)
                                    --------        --------        --------        -------         -------
   Total loans, net                 $299,176        $197,359        $139,120        $86,666         $83,679
                                    ========        ========        ========        =======         =======

------------------------
(1) Includes loans held for sale of $1.2 million, $13.3 million and $20.4 million at September 30, 1999, 1998 and 1997, respectively.

(2) Fixed-rate totals include loans with an initial fixed-rate period of 15 years, with annual rate adjustments thereafter, totaling $23.5 million, $14.0 million and $23.6 million, respectively, at September 30, 1999, 1998 and 1997.

(3) Adjustable-rate totals include loans with initial fixed-rate periods of five, seven or ten years, with annual rate adjustments thereafter, totaling $157.0 million, $83.8 million, $35.7 million and $3.6 million, respectively, at September 30, 1999, 1998, 1997 and 1996.

(4) Includes advances under home equity lines of credit of $3.2 million, $4.6 million, $5.9 million, $7.3 million, and $9.1 million, respectively, at September 30, 1999, 1998, 1997, 1996 and 1995.

(5) Includes cooperative apartment loans of $3.7 million, $4.5 million, $4.8 million, $5.5 million and $5.8 million, respectively, at September 30, 1999, 1998, 1997, 1996 and 1995.

         The following table sets forth the contractual maturity of the Company's loan portfolio at September 30, 1999. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $38.5 million, $24.2 million and $13.6 million for the years ended September 30, 1999, 1998 and 1997, respectively.

                                                                               At September 30, 1999
                                 ---------------------------------------------------------------------------------------------------
                                                                                                      Consumer and
                                  One-to-Four                  Commercial                              Commercial
                                   Family (1)   Multi-Family   Real Estate  Construction      Land      Business        Total
                                 -------------- ------------- ------------- ------------ ------------ ------------- ----------------
                                        Weighted      Weighted      Weighted     Weighted     Weighted      Weighted        Weighted
                                         Average       Average       Average      Average      Average       Average         Average
                                  Amount   Rate  Amount  Rate  Amount  Rate Amount  Rate Amount Rate  Amount  Rate   Amount   Rate
                                 -------- ----- ------- ----- ------- ----- ------ ----- ------ ----- ------ ------ -------- ------

Contractual maturity:
 One year or less (2)            $  1,708 8.15% $   ---  ---% $     8 9.50% $2,040 9.35% $  755 9.20% $  303 12.83% $  4,814  9.12%
                                 --------       -------       -------       ------       ------       ------        --------
  After one year:
   More than 1 year to 2 years        531 9.64      249 9.08      ---  ---     772 9.75     469 8.18     358 11.32     2,379 10.04
   More than 2 year to 3 years        598 9.47      ---  ---    2,564 7.19     ---  ---     ---  ---     645 11.10     3,807 10.13
   More than 3 year to 5 years      3,061 8.37      ---  ---    1,535 7.44     ---  ---     ---  ---   1,578 10.09     6,174  9.97
   More than 5 year to 10 years     7,946 7.46    5,701 8.16    7,274 8.00     ---  ---     ---  ---   4,296  9.13    25,217  8.62
   More than 10 year to 20 years   32,322 7.18   10,025 8.32   14,349 7.86     ---  ---     278 9.69   1,074  8.53    58,048  7.76
   More than 20 years             199,526 6.98      289 8.00    1,023 8.26     ---  ---     ---  ---     ---   ---   200,838  7.21
                                 --------       -------       -------       ------       ------       ------        --------
     Total after one year         243,984 7.05   16,264 8.78   26,745 7.83     772 9.75     747 8.75   7,951  9.51   296,463  7.56
                                 --------       -------       -------       ------       ------       ------        --------
  Total amount due               $245,692 7.06% $16,264 8.78% $26,753 7.83% $2,812 9.46% $1,502 8.98% $8,254  9.63% $301,277  7.62%



-----------------------------------
(1) Includes $3.2 million of advances under home equity lines of credit which require minimum interest-only payments for the first five to ten years the advance is outstanding, followed by a balloon payment thereafter. Also includes $1.2 million in loans held for sale on the basis of their final contractual maturity (all more than 20 years).
(2) Includes demand loans, loans having no stated maturity, and overdraft loans.

      The following table sets forth the dollar amounts in each loan category at September 30, 1999 that are contractually due after September 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                                 Due After September 30, 2000
                                                 ----------------------------
                                                  Fixed   Adjustable   Total
                                                 ------- ----------- --------
                                                        (In thousands)
        Real estate mortgage loans:
          One- to four-family                    $59,864   $184,120  $243,984
          Multi-family                            10,319      5,945    16,264
          Commercial                              14,296     12,449    26,745
          Construction                               ---        772       772
          Land                                       229        518       747
                                                 -------   --------  --------
             Total real estate mortgage loans     84,708    203,804   288,512
        Consumer and commercial business loans     6,872      1,079     7,951
                                                 -------   --------  --------
             Total loans                         $91,580   $204,883  $296,463
                                                 =======   ========  ========


      Pursuant to Federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Association's unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1999, based on the 15% limitation, the Company's loans-to-one borrower limit was approximately $5.1 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of September 30, 1999, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $2.2 million secured by five apartment buildings located in Mt. Vernon and Yonkers, New York; one four family residence located in Yonkers, New York and one single family residence located in Eastchester, New York . At September 30, 1999, the Company's next largest loan relationship or group outstanding totaled $1.2 million secured by a 28-unit apartment building and a single family residence located in Yonkers, New York. These loans were performing in accordance with their terms at September 30, 1999.

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

      The Company's lending officers have approval authority for one- to four-family residential loans and cooperative apartment ("co-op") loans, up to $350,000. One- to four-family residential loans over $350,000 to $500,000 require the approval of the Company's President or its Vice President and Chief Lending Officer. Co-op loans over $350,000 require the approval and/or review of the Chief Lending Officer. The Company's Chief Lending Officer has approval authority for multi-family, commercial real estate loans, and for land loans up to $500,000. Loans in excess of these amounts require the approval of the Company's Loan Committee or Board of Directors. Various officers have approval authority ranging from $2,000 on secured consumer loans, up to $50,000 on fixed-rate home equity loans and up to $30,000 on commercial business loans. Approval authorities on unsecured consumer loans range from $2,000 to $10,000.

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

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. At September 30, 1999, $245.7 million, or 81.6%, of the Company's loan portfolio consisted of mortgage loans on one- to four-family residences (including $1.2 million of loans held for sale, $3.2 million of advances under home equity lines of credit and $3.7 million of co-op loans). Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary lending area. A majority of the mortgage loans originated by the Company are generally retained and serviced by it, although a portion of its originations were sold in the secondary market (with servicing retained) in fiscal 1999. At September 30, 1999, approximately $6.8 million of the Company's one- to four-family residential real estate loans were secured by non-owner occupied properties. At that date, the average outstanding residential loan balance was approximately $204,000, compared to $163,000 at September 30, 1998. The increase in the average outstanding residential loan balance reflects the origination of loans with larger loan balances.

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

      Initial interest rates offered on the Company's ARMs may be 100 to 350 basis points below the fully indexed rate. Although borrowers on such loans are generally qualified at the fully indexed rate, the risk of default on these loans may increase as interest rates increase. See "- Delinquencies and Non-Performing Assets." The Company's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. At September 30, 1999, one- to four-family ARMs (including loans of $157.0 million earning a fixed rate of interest for initial periods of five, seven or 10 years) totaled $185.6 million, or 61.7% of the Company's total loan portfolio.

      During fiscal 1997, the Company began to offer a 30-year residential mortgage loan product with a fixed rate for the first fifteen years and annual rate adjustments thereafter based on a specified margin over the Average Weekly One Year U.S. Treasury Constant Maturity Index. In addition, the loan has a conversion option which allows the borrower to convert, during years sixteen through eighteen, to a fixed rate for the remaining term. The Company also offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Company has recently emphasized originations of fixed-rate loans with terms of 10 to 15 years. The interest rate on such loans is generally based on competitive factors. The fixed-rate one- to four-family loans described in this paragraph are typically underwritten in accordance with Freddie Mac and Fannie Mae standards to permit their sale in the secondary market. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Loans held for sale at September 30, 1999 amounted $1.2 million and represented a variety of fixed-rate one- to four-family loans.

      The Company originates home equity lines of credit secured by a lien on the borrower's residence. The Company's home equity lines are generally limited to $250,000. The Company uses the same underwriting standards for home equity lines as it uses for one- to four-family residential mortgage loans. The interest rates for home equity lines of credit float at a stated margin over the lowest prime rate published in THE WALL STREET JOURNAL and may not exceed 15.75% over the life of the loan. The Company currently offers home equity lines for terms of up to 30 years with interest only paid for the first 10 years of the loan term. At September 30, 1999, the Company had $3.2 million of outstanding advances under home equity lines and an additional $4.4 million of funds committed, but undrawn, under home equity lines of credit.

      The Company also originates loans secured by co-ops and condominiums located in its market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans, except that co-op loans are made only at adjustable rates of interest. At September 30, 1999, the Company had $24.1 million of condominium loans and $3.7 million of co-op loans.

      In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios. The Company currently originates residential mortgage loans with loan-to-value ratios of up to 80% for owner-occupied homes (95% with private mortgage insurance to reduce the Company's exposure to 80% or less); up to 70% for non-owner occupied homes; and up to 90% for co-op loans. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan.

      The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company has increased its emphasis on the origination of permanent multi-family and commercial real estate loans in recent years in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities. The Company's commercial real estate and multi-family loan portfolio includes loans secured by office buildings, small business facilities, health care facilities, industrial real estate, apartment buildings and other income producing properties located in its market area. At September 30, 1999, the Company had $26.8 million in commercial real estate loans, representing 8.9% of the total loan portfolio, and $16.3 million in multi-family loans, or 5.4% of the total loan portfolio.

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

      The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at September 30, 1999. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                 Outstanding     Amount Non-
                                      Number      Principal    Performing or
                                     of Loans      Balance     of Concern(1)
                                     ---------   ------------ ---------------
                                              (Dollars in thousands)
Commercial real estate:
    Small business facilities          49          $15,938         $305
    Office buildings                    3              988          ---
    Health care facilities              5              857          ---
    Mixed use                          21            8,901          ---
    Industrial real estate              1               69          ---
Multi-family                           68           16,264          ---
                                      ---          -------         ----
    Total multi-family and
      commercial real estate loans    147          $43,017         $305
                                      ===          =======         ====

-----------------------
(1) See "- Delinquencies and Non-Performing Assets"

      At September 30, 1999, the Company's largest commercial real estate loan had an outstanding balance of $1.1 million. This loan was originated in May 1999 and is secured by a store and apartments located in New York, New York. At September 30, 1999, the largest multi-family loan had a balance of $973,000 and is secured by a 24-unit apartment building located in Corona, New York.

      Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. There can be no assurance that the Company will not experience increased credit problems as a result of its increase in multi-family and commercial real estate loans.

      CONSTRUCTION AND LAND LENDING. The Company originates a modest amount of construction loans to individuals and builders for the construction of residential real estate. At September 30, 1999, the Company's construction loan portfolio totaled $2.8 million, or 0.9% of the total loan portfolio. The Company also currently originates a limited number of land loans primarily for the purpose of developing residential subdivisions. At September 30, 1999, the Company's land loan portfolio totaled $1.5 million, or 0.5% of the total loan portfolio. At September 30, 1999, all of the Company's land loans were made for the purpose of developing residential lots except for one loan totaling $229,000 which was secured by commercial real estate.

      Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 1999, there were $180,000 of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

      The Company also originates construction loans to builders of one- to four-family residences. Such loans generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 75%. When practical, the Company seeks to obtain personal guarantees on such loans. The Company generally limits loans to builders for the construction of homes on speculation for sale to two homes per builder. At September 30, 1999, the Company had $2.6 million of construction loans outstanding to builders of one- to four-family residences.

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

      The table below sets forth, by type of security property, the number and amount of the Company's construction and land loans at September 30, 1999, all of which are secured by properties located in the Company's market area.


                                                               Outstanding     Amount Non-
                                      Number      Loan          Principal    Performing or
                                     of Loans   Commitment       Balance     of Concern(1)
                                     --------- ------------   ------------ ---------------
                                                       (Dollars in thousands)

Single-family construction              8        $2,092           $1,090         $---
Other construction                      1           720               50          ---
Residential land                        7         1,224            1,224          ---
Other land                              2           278              278          ---
                                       --        ------           ------         ----
    Total construction and land loans  18        $4,314           $2,642         $---
                                       ==        ======           ======         ====


-------------------
(1) See "- Delinquencies and Non-Performing Assets"

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

      CONSUMER LENDING. In order to increase the interest rate sensitivity of the loan portfolio and provide a broader range of loan products to its retail customers, the Company originates a variety of consumer loans, including automobile, home equity, deposit account and other loans for household and personal purposes. At September 30, 1999, consumer loans totaled $7.2 million, or 2.4% of total loans outstanding. The Company intends to emphasize its consumer lending in the future and to consider hiring an additional consumer lending officer in order to increase volume.

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

      Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 1999, there were $103,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future.

      COMMERCIAL BUSINESS LENDING. Federally chartered savings institutions, such as the Association, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, provided that amounts in excess of 10% relate to small business loans (as defined). The Company may from time to time make a limited number of secured and unsecured commercial loans to local businesses. At September 30, 1999, the Company had $1.1 million of commercial business loans outstanding, representing 0.3% of the total loan portfolio.

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

ORIGINATIONS, PURCHASES AND SALES OF LOANS

      Loan applications are taken at each of the Company's offices. Applications are processed and approved at the Company's Loan Center which is located in the corporate headquarters. The Company currently offers incentives to employees for loan referrals. The Company also employs commissioned loan originators and utilizes mortgage brokers to assist in the process of obtaining loans. Total loan originations increased substantially to $178.4 million in fiscal 1999, compared to $151.7 million in fiscal 1998 and $70.1 million in fiscal 1997, primarily reflecting higher one- to four-family loan originations.

      While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment.

      Historically, most of the fixed-rate one- to four-family residential loans originated by the Company were retained in its portfolio. However, in order to reduce its vulnerability to changes in interest rates, the Company currently sells in the secondary market a portion of its fixed-rate residential mortgage originations. In addition, certain current year originations of adjustable-rate loans are generally sold in the secondary market. Residential mortgage sales amounted to $37.4 million in fiscal 1999, compared to $69.8 million in fiscal 1998 and $2.8 million in fiscal 1997. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. At September 30, 1999, the Company serviced $88.4 million of mortgage loans for others.

      The following table sets forth the Company's loan originations, sales, repayments and other portfolio activity for the periods indicated.

                                                                  For the Year Ended September 30,
                                                            ---------------------------------------------
                                                               1999            1998            1997
                                                            --------          --------       -------
                                                                         (In thousands)
Unpaid principal balances at beginning of year              $198,900          $141,488       $88,246
                                                            --------          --------       -------
Loans originated:
    Real estate mortgage loans:
        One- to four-family(1)                               141,648           139,325        60,497
        Multi-family                                           8,349             3,372           839
        Commercial                                            19,697             2,235         2,815
        Construction                                           4,597             3,734         2,913
        Land                                                     732                50           150
    Consumer and commercial business loans                     3,367             2,981         2,919
                                                            --------          --------       -------
      Total loans originated                                 178,390           151,697        70,133
                                                            --------          --------       -------
Loans sold:
    One-to four-family real estate mortgage loans            (37,476)          (69,810)       (2,822)
                                                            --------          --------       -------
Principal repayments:
    Real estate mortgage loans                               (35,866)          (21,325)      (10,846)
    Consumer and commercial business loans                    (2,637)           (2,856)       (2,766)
                                                            --------          --------       -------
      Total principal repayments                             (38,503)          (24,181)      (13,612)
                                                            --------          --------       -------
Net charge-offs                                                  (34)             (166)         (144)
Transfers to real estate owned                                   ---              (128)         (313)
                                                            --------          --------       -------
Unpaid principal balances at end of year                     301,277           198,900       141,488
Less:
   Construction loans in process                              (1,672)             (743)       (1,091)
   Allowance for loan losses                                  (1,503)           (1,302)       (1,093)
   Deferred loan origination costs (fees), net                 1,074               478          (184)
                                                            --------          --------      --------
Net loans at end of year                                    $299,176          $197,333      $139,120
                                                            ========          ========      ========

                                       16

-------------------------
 (1) Consists of (i) adjustable-rate loans of $107.8 million, $89.0 million and $32.3 million, and (ii) fixed-rate loans of $32.7 million, $50.3 million and $28.2 million for the years ended September 30, 1999, 1998 and 1997, respectively.

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


                                               September 30, 1999               September 30, 1998
                                       --------------------------------- ---------------------------------
                                          60-89 Days    90 Days or More     60-89 Days     90 Days or More
                                       ---------------- ---------------- ---------------- ----------------
                                       Number Principal Number Principal Number Principal Number Principal
                                       of Loans Balance of Loans Balance of Loans Balance of Loans Balance
                                       -------- ------- -------- ------- -------- ------- -------- -------
                                                               (Dollars in thousands)
Real estate mortgage loans:
   One- to four-family                       1      $20      4     $347      4    $257       5   $ 515
   Multi-family                            ---      ---    ---      ---    ---     ---     ---     ---
   Construction                            ---      ---    ---      ---    ---     ---     ---     ---
   Land                                    ---      ---    ---      ---    ---     ---     ---     ---
   Commercial                              ---      ---      2      305    ---     ---       1     203
Consumer loans                               3        7      8      103      3      43       5      35
                                        ------    -----  -----    -----   ----   -----    ----   -----
    Total                                    4      $27     14     $755      7    $300      11   $ 753
                                        ======    =====  =====    =====   ====   =====    ====   =====
    Delinquent loans to total loans (1)           0.01%           0.25%          0.15%           0.38%
                                                  =====           =====          =====           =====

------------------------------------------------------
(1)If loans held for sale are excluded from total loans, the percentages would have remained the same for the 60-89 days category and the 90 days or more category at September 30, 1999 (0.16% and 0.41%, respectively, at September 30, 1998).

      CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review, at September 30, 1999 the Company had classified $1.3 million of loans as substandard.

      The Company's classified assets consist principally of non-performing loans and certain other loans of concern discussed herein. As of the date hereof, these asset classifications are substantially consistent with those of the OTS and FDIC.

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

                                                              At September 30,
                                                --------------------------------------------
                                                   1999   1998   1997      1996      1995
                                                -------- ------ -------- --------- ---------
                                                           (Dollars in Thousands)
Non-accrual loans past due ninety days or more:
  Real estate mortgage loans:
       One- to four-family                         $347    $515    $389   $1,757    $2,759
       Multi-family (1)                             ---     ---     ---      ---       389
       Commercial                                   305     203     211      214       ---
       Land                                         ---     ---     250      250        49
       Construction                                 ---     ---     279      511       279
  Consumer loans                                    103      35       9       43        54
                                                 ------  ------  ------   ------    ------
           Total                                    755     753   1,138    2,775     3,530
Real estate owned, net                              ---     305     379      603       227
                                                 ------  ------  ------   ------    ------
Total non-performing assets                        $755  $1,058  $1,517   $3,378    $3,757
                                                 ======  ======  ======   ======    ======

Allowance for loan losses                        $1,503  $1,302  $1,093     $937      $719
                                                 ======  ======  ======   ======    ======
Ratios:
  Non-performing loans to total loans receivable   0.25%   0.41%   0.94%    3.14%     4.15%
  Non-performing assets to total assets            0.16    0.28    0.48     1.30      1.80
  Allowance for loan losses to:
      Non-performing loans                       199.07  172.91   96.05    33.77     20.37
      Total loans receivable                       0.50    0.70    0.90     1.06      0.84

--------------------------------
 (1) Includes a loan of $309,000 classified as a troubled debt restructuring at September 30, 1995. Collections and charge-offs in fiscal 1996 eliminated the recorded investment in this loan.

      For the year ended September 30, 1999, gross interest income of $69,000 would have been recorded if the non-accrual loans at September 30, 1999 had remained current in accordance with their original terms. The amount of interest income actually received on such loans in fiscal 1999 was $42,000. See Note 3 of the Notes to Consolidated Financial Statements.

      At September 30, 1999, the Company's non-performing loans consisted of four loans secured by one- to four-family real estate located in the Company's market area which totaled $347,000; two loans for $305,000 secured by two stores and 13 apartments located in Yonkers, New York; and eight consumer loans which totaled $103,000. At September 30, 1999, there was no real estate owned.

      OTHER LOANS OF CONCERN. In addition to the non-performing loans and real estate owned discussed in the preceding section, as of September 30, 1999 there were other loans of concern totaling approximately $451,000. These are loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has considered the Company's non-performing loans and other loans of concern in establishing the allowance for loan losses.

      As of September 30, 1999, the Company's other loans of concern included the following loans with principal balances in excess of $200,000:

         The Company has a $230,000 land loan, secured by a lot located in Patterson, New York. The borrower intended to build a commercial building on the security property. At September 30, 1999, although this loan was performing, it was classified substandard due to hazardous building materials on an adjacent lot which may result in a decline in value of the security property. Although a phase I environmental study performed on the security property did not disclose any contamination to the security property from the adjoining lot, the contamination on the adjacent lot was subsequently discovered and has prevented the borrower from using the security property for its intended purpose. As a result, the loan was extended and modified in January 1997 as a 15-year, self-liquidating loan with a market rate of interest. The borrower is continuing to make payments on this loan as required by the terms of the loan agreement and is waiting for the resolution of the problem with the adjacent property.

     The Company has a $221,000 participation interest in a $3.5 million commercial mortgage loan secured by a two-story office building located in Queens, New York originated by the Thrift Association Service Corporation ("TASCO"). This loan originally had a 30-year amortization schedule with a balloon payment which was due in December 1996. Prior to this scheduled maturity, the borrower had been unsuccessful in securing financing in order to payoff the loan. As a result, a short-term extension was granted at the original terms of the loan until December 1997. In December 1997 the loan was extended at market terms for an additional five-year term with principal payments based on a 25-year amortization schedule. Although the loan was current as of September 30, 1999, the Company considers this loan to be of concern due to its past performance and extended term.

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

                                          For the Year Ended September 30,
                                    --------------------------------------------
                                    1999      1998    1997     1996      1995
                                    ------- ------- -------- -------- ----------
                                                  (Dollars in Thousands)

Balance at beginning of year        $1,302   $1,093   $937     $719      $311
Provision for losses                   235      375    300      462       493
Charge-offs:
     Real estate mortgage loans:
          One- to four-family          (23)     (45)  (132)     (97)      (76)
          Multi-family (1)             ---      ---    ---     (203)      ---
          Land                         ---      (17)   ---      ---       ---
          Construction                 ---      (91)   ---      ---       ---
     Consumer loans                    (20)     (40)   (25)     (33)      (13)
                                    ------   ------ ------     ----      ----
          Total charge-offs            (43)    (193)  (157)    (333)      (89)
Recoveries                               9       27     13       89         4
                                    ------   ------ ------     ----      ----
          Net charge-offs              (34)    (166)  (144)    (244)      (85)

Balance at end of year              $1,503   $1,302 $1,093     $937      $719
                                    ======   ====== ======     ====      ====
Ratio of net charge-offs to
     average total loans             0.02%    0.10%  0.15%    0.29%     0.10%

-------------------------
(1)Charge-offs in fiscal 1996 relate to the Company's purchased participation interests in a multi-family loan originated by TASCO.

      The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to loans receivable at the dates indicated.

                                                                 At September 30,
                         ----------------------------------------------------------------------------------------------------
                                       1999                             1998                             1997
                         --------------------------------- --------------------------------- --------------------------------
                                                Percent of                        Percent of                      Percent of
                                                 Loans in                          Loans in                        Loans in
                                        Loan       Each                 Loan         Each                 Loan       Each
                                       Amounts   Category              Amounts     Category              Amounts   Category
                          Allowance      by      to Total Allowance      by        to Total   Allowance    by      to Total
                           Amount    Category(1)  Loans    Amount     Category(1)    Loans     Amount    Category    Loans
                         ---------- ------------ --------- -------- -------------- --------- ---------- ---------- ----------
                                                                  (Dollars in thousands)


Real estate mortgage loans:
   One- to four-family      $895      $244,466      81.5%   $917       $153,891       82.9%     $608     $91,367      75.5%
   Multi-family               86        16,264       5.4      16          7,846        4.2        11       5,658       4.7
   Commercial                297        26,753       8.9     160         12,766        6.9       121      11,990       9.9
   Construction               11         2,812       0.9      23          2,613        1.4        98       2,786       2.3
   Land(2)                   118         1,502       0.5     128            932        0.5       196       1,814       1.5
Consumer and commercial
   business loans             96         8,254       2.8      58          7,544        4.1        59       7,419       6.1
                          ------      --------     -----  ------       --------      -----    ------    --------     -----
Total                     $1,503      $300,051     100.0% $1,302       $185,592      100.0%   $1,093    $121,034     100.0%
                          ======      ========     =====  ======       ========      =====    ======    ========     =====

                                              At September 30,
                         -----------------------------------------------------------------
                                     1996                             1995
                         -------------------------------- --------------------------------
                                               Percent of                      Percent of
                                                Loans in                        Loans in
                                      Loan        Each                 Loan       Each
                                     Amounts    Category              Amounts   Category
                          Allowance     by      to Total  Allowance      by     to Total
                           Amount    Category     Loans    Amount     Category    Loans
                         ---------- ----------- --------- --------- ----------- ----------
                                             (Dollars in thousands)


Real estate mortgage loans:
   One- to four-family      $538      $62,283      70.6%     $302      $63,282    74.4%
   Multi-family               11        5,471       6.2        64        5,647     6.6
   Commercial                 91        9,117      10.3        66        6,575     7.7
   Construction               74        2,175       2.5        75        2,205     2.6
   Land(2)                   166        1,934       2.2       171        2,112     2.5
Consumer and commercial
   business loans             57        7,266       8.2        41        5,271     6.2
                            ----      -------     -----      ----      -------   -----
Total                       $937      $88,246     100.0%     $719      $85,092   100.0%
                            ====      =======     =====      ====      =======   =====


-------------------------
(1) Excludes real estate mortgage loans held for sale of $1.2 million, $13.3 million and $20.4 million, respectively, at September 30, 1999, 1998 and 1997.
(2) The allowance principally represents an allocation to land loans "of concern." See "- Other Loans of Concern."

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

      Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At September 30, 1999, the Company had no securities classified as trading. At September 30, 1999, $116.7 million or 84.2% of the Company's mortgage-backed and other securities was classified as available for sale. The remaining $21.9 million, or 15.8%, was classified as held to maturity.

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

       Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. As of September 30, 1999, the Company did not have any mortgage-backed securities of a single issuer in excess of 10% of the Company's stockholders' equity, except for federal agency obligations. At September 30, 1999, the Company classified mortgage-backed securities of $21.4 million as held to maturity and $75.9 million as available for sale.

Consistent with its asset/liability management strategy, at September 30, 1999 $19.4 million, or 19.4%, of the Company's mortgage-backed securities had adjustable interest rates.

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

      Management believes that CMOs at times represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (seven-year or less estimated average life) represent a better combination of rate and duration than adjustable-rate mortgage-backed securities. At September 30, 1999, the Company held $4.5 million of CMOs, all of which were classified as held-to-maturity.

       Prior to the purchase of a CMO, the Company conducts an analysis of the security to assess its price volatility. The analysis is designed to show the expected change in the value of the security that would result from immediate parallel shifts in the yield curve of plus or minus 100, 200 and 300 basis points. The Company establishes risk tolerance levels for its CMO activities on a periodic basis based on its overall asset/liability management goals and market conditions.

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

      The following table sets forth the amortized cost and fair value of the mortgage-backed securities portfolio, by accounting classification category and by type of security, at the dates indicated:

                                             At September 30,
                         -------------------------------------------------------
                               1999                1998               1997
                         ----------------- -------------------- ----------------
                         Amortized    Fair  Amortized   Fair    Amortized  Fair
                           Cost      Value     Cost     Value      Cost   Value
                         --------   -------  --------  --------  ------- -------
Held to Maturity
 Pass-through securities $ 16,897   $16,934  $ 24,704  $ 25,231  $35,283 $35,905
 CMOs                       4,539     4,531     9,104     9,165   15,063  15,066
                         --------   -------  --------  --------  ------- -------
   Total                   21,436    21,465    33,808    34,396   50,346  50,971
                         --------   -------  --------  --------  ------- -------
Available for Sale
 Pass-through securities   78,651    75,944    78,549    79,678   34,460  34,892
 CMOs                         ---       ---       ---       ---    8,148   8,146
                         --------   -------  --------  --------  ------- -------
   Total                   78,651    75,944    78,549    79,678   42,608  43,038
                         --------   -------  --------  --------  ------- -------
   Total mortgage-backed
     securities          $100,087   $97,409  $112,357  $114,074  $92,954 $94,009
                         ========   =======  ========  ========  ======= =======

      All mortgage-backed securities are guaranteed by, Ginnie Mae, Fannie Mae or Freddie Mac, except for privately-issued securities with an amortized cost of $115,000, $160,000 and $302,000 at September 30, 1999, 1998 and 1997,
respectively.

      The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's mortgage-backed securities at September 30, 1999. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. In addition, under the structure of some of the Company's CMOs, the Company's short- and intermediate-tranche interests have repayment priority over the longer-term tranches of the same underlying mortgage pool.

                                                           At September 30, 1999
                                          --------------------------------------------------------
                                                 Held to Maturity         Available for Sale
                                          ----------------------------- --------------------------
                                                              Weighted                    Weighted
                                          Amortized   Fair    Average  Amortized    Fair   Average
                                            Cost      Value    Yield      Cost     Value    Yield
                                          -------- --------- ---------- -------- -------- --------
                                                               (Dollars in thousands)
Pass-through securities:
   Due after 1 year but within 5 years    $   318   $   332     7.95%   $   ---   $   ---    ---%
   Due after 5 years but within 10 years       67        68     7.39        ---       ---    ---
   Due after 10 years                      16,512    16,534     6.58     78,651    75,944   6.81
                                          -------   -------     ----    -------   -------   ----
     Total                                $16,897   $16,934     6.60%   $78,651   $75,944   6.81%
                                          =======   =======     ====    =======   =======   ====
CMOs:
   Due after 1 year but within 5 years    $   280   $   285     8.00%   $   ---   $   ---    ---%
   Due after 5 years but within 10 years      641       638     5.75        ---       ---    ---
   Due after 10 years                       3,618     3,608     5.62        ---       ---    ---
                                          -------   -------     ----    -------   -------   ----
     Total                                $ 4,539   $ 4,531     5.79%   $   ---   $   ---    ---%
                                          =======   =======     ====    =======   =======   ====

      The following table sets forth the activity in the mortgage-backed securities portfolio for the periods indicated.

                                        For the Year Ended September 30,
                                     -------------------------------------
                                         1999        1998         1997
                                     ----------- ------------ ------------
                                                (In thousands)

Amortized cost at beginning of year   $112,357     $92,954       $80,964
Purchases:
 Pass-through securities:
   Fixed rate                           34,851      74,391        15,144
   Adjustable rate                         ---         ---         2,502
                                      --------     -------       -------
     Total pass-through securities      34,851      74,391        17,646
 CMOs                                      ---         ---         8,149
                                      --------     -------       -------
     Total purchases                    34,851      74,391        25,795
                                      --------     -------       -------
Sales                                  (15,377)    (16,667)       (4,372)
Principal repayments                   (31,414)    (38,116)       (9,421)
Premium amortization, net of
    discount accretion                    (330)       (205)          (12)
                                      --------     -------       -------
Amortized cost at end of year         $100,087    $112,357       $92,954
                                      ========     =======       =======

      OTHER SECURITIES. In addition to mortgage-backed securities, the Company also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. At September 30, 1999, the Company did not own any investment securities of a single issuer, which exceeded 10% of the Company's stockholders' equity, other than U.S. Government or federal agency obligations. From time to time, the Company holds high-grade, medium-term (up to five years) corporate debt securities, as well as common stocks and mutual fund shares. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

      The following table sets forth the amortized cost and fair value of other securities, by accounting classification category and by type of security, at the dates indicated:

                                                         At September 30,
                                        -------------------------------------------------
                                                1999           1998           1997
                                        --------------- --------------- -----------------
                                        Amortized  Fair Amortized  Fair Amortized   Fair
                                           Cost   Value    Cost   Value    Cost    Value
                                        -------- ------ -------- ------ -------- --------
                                                        (Dollars in thousands)
Available for Sale
 U.S. Government and Agency securities   $41,527 $40,156 $43,801 $44,810 $40,805  $41,469
 Equity securities                           818     612     967     737   1,923    1,779
                                         ------- ------- ------- ------- -------  -------
     Total                                42,345  40,768  44,768  45,547  42,728   43,248
                                         ------- ------- ------- ------- -------  -------
Held to Maturity
  U.S. Government and Agency securities  $   500 $   494 $ 9,495 $ 9,553 $25,983  $25,931
                                         ------- ------- ------- ------- -------  -------
Total other securities                   $42,845 $41,262 $54,263 $55,100 $68,711  $69,179
                                         ======= ======= ======= ======= =======  =======

      The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of other debt securities at September 30, 1999, by remaining period to contractual maturity.

                                                 At September 30, 1999
                                    --------------------------------------------
                                      Held to Maturity      Available for Sale
                                    --------------------- ----------------------
                                                 Weighted               Weighted
                                   Amortized Fair Average Amortized Fair Average
                                       Cost  Value Yield    Cost   Value  Yield
                                    ------- ----- ------- -------- ----- -------
                                                 (Dollars in thousands)
U.S. Government and Agency securities:
 Due after 1 year but within 5 years   $500  $494  5.99% $   --- $   ---   ---%
 Due after 5 years but within 10 years  ---   ---   ---    2,000   2,021  7.58
 Due after 10 years                     ---   ---   ---   39,527  38,135  7.24
                                       ----  ----  ----  ------- -------  ----
  Total                                $500  $494  5.99% $41,527 $40,156  7.25%
                                       ====  ====  ====  ======= =======  ====

SOURCES OF FUNDS

      GENERAL. The Company's primary sources of funds are deposits, borrowings, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities and other funds provided from operations.

      DEPOSITS. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of regular savings (passbook) accounts, transaction (NOW and checking) accounts, money market accounts, club accounts and certificate accounts. The Company only solicits deposits in its market area and does not accept brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits and provides incentives to employees who refer new deposit customers to the Company. The Company also has ATMs located in eight branch offices and three offsite locations, one located in a hospital and two in supermarkets.

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

      Management believes that the "core" portion of the Company's regular savings, transaction, money market and club accounts can have a lower cost and be more resistant to interest rate changes than certificate accounts and therefore are relatively stable sources of deposits. These core accounts increased by a higher amount in 1999 than in other recent years. The Company continues to utilize customer service and marketing initiatives (including newspaper advertisements) in an effort to maintain and increase the volume of such deposits. However, the ability of the Company to attract and maintain these accounts (as well as certificate accounts) has been and will continue to be affected by market conditions.

      The following table sets forth the deposit activity of the Company for the periods indicated.

                                   For the Year Ended September 30,
                                 -----------------------------------
                                    1999         1998          1997
                                 ----------- ------------ ----------
                                        (Dollars in thousands)

Balance at beginning of year      $231,181     $207,933     $190,675
Deposits                           738,157      593,174      425,392
Withdrawals                       (705,907)    (578,982)    (416,056)
Interest credited                    9,543        9,056        7,922
                                  --------     --------     --------
Balance at end of year            $272,974     $231,181     $207,933
                                  ========     ========     ========
Net increase during the year:
    Amount                        $ 41,793     $ 23,248     $ 17,258
                                  ========     ========     ========
    Percent                          18.1%        11.2%         9.1%
                                  ========     ========     ========

      The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                  At September 30,
                              ------------------------------------------------------------------------------------
                                            1999                       1998                        1997
                                          Percent Weighted             Percent  Weighted          Percent Weighted
                                         of Total  Average             of Total  Average          of Total Average
                                Amount   Deposits   Rate     Amount    Deposits   Rate    Amount  Deposits  Rate
                              --------- --------- --------- -------- ---------- -------- ------- --------- -------
                                                             (Dollars in thousands)

Checking accounts              $10,769      4.0%     ---%   $  5,423      2.4%     ---%   $ 4,655    2.0%    ---%
NOW accounts                    24,708      9.1     1.06      21,123      9.1     1.00     19,055    8.2    2.00
Money market accounts           33,429     12.3     3.19      27,613     11.9     3.64     21,624    9.4    3.33
Regular savings accounts        50,776     18.6     2.23      43,492     18.8     2.43     44,591   19.3    2.56
Club accounts                    1,480      0.5     2.23       1,282      0.6     2.43      1,132    0.6    2.56
Savings certificate accounts   151,812     55.6     5.04     132,248     57.2     5.43    116,876   50.6    5.45
                              --------    -----     ----    --------    -----     ----   --------   ----    ----
    Total                     $272,974    100.0%    3.71%   $231,181    100.0%    4.10%  $207,933   89.9%   4.15%
                              ========    =====     ====    ========    =====     ====   ========   ====    ====

      The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at September 30, 1999.

                                  At September 30, 1999
                 ------------------------------------------------------
                                    Period to Maturity                      Total at
                 ------------------------------------------------------    September 30,
                  Less than   One to     More than             Percent  -------------------
                  One Year  Three Years Three Years   Total   of Total    1998       1997
                 --------- ------------ ------------ --------- -------- --------- ---------
                                                  (Dollars in thousands)

4.00% and below  $  2,539     $    80     $  ---     $  2,619    1.7%   $    ---   $    ---
4.01% to 5.00%     58,409      14,240      1,513       74,162   48.9      29,677     31,003
5.01% to 6.00%     39,040      23,407      4,139       66,586   43.9      82,960     74,440
6.01% to 7.00%      7,118         920        196        8,234    5.4      19,611     11,433
7.01% and above       211         ---        ---          211    0.1         ---        ---
                 --------     -------     ------     --------  -----    --------   --------
    Total        $107,317     $38,647     $5,848     $151,812  100.0%   $132,248   $116,876
                 ========     =======     ======     ========  =====    ========   ========

      The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at September 30, 1999.


                                Less than $100,000 $100,000 or more  Total
                                ------------------ ---------------- -----------
                                          Weighted      Weighted       Weighted
                                           Average       Average        Average
                                    Amount  Rate  Amount   Rate   Amount  Rate
                                ---------- ------ ------- ------- ------- -----
                                                 (Dollars in thousands)

Within three months               $ 29,953 4.91% $ 5,110   4.90% $ 35,063 4.91%
After three but within six months   23,988 4.87    3,943   5.15    27,931 4.91
After six but within 12 months      37,168 4.95    7,155   5.19    44,323 4.99
                                  --------       -------         --------
    Total within one year           91,109 4.92   16,208   5.09   107,317 4.94
After one but within two years      28,067 5.18    5,423   5.48    33,490 5.23
After two but within three years     4,553 5.34      604   5.56     5,157 5.36
After three but within five years    5,848 5.38      ---    ---     5,848 5.38
                                  --------       -------         --------
    Total                         $129,577 5.01% $22,235   5.20% $151,812 5.04%
                                  ========       =======         ========

      BORROWINGS. The Company's other available sources of funds include securities repurchase agreements and advances from the FHLB of New York. As a member of the FHLB of New York, the Company is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed, or variable, and range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1999, the Company had a collateral pledge arrangement with the FHLB of New York pursuant to which the Company may borrow advances of up to $113.8 million. On such date, $47.9 million of FHLB advances were outstanding. These advances were used to fund mortgage loans.

      The Company enters into securities repurchase agreements with the FHLB of New York utilizing mortgage-backed and other securities as collateral. At September 30, 1999, the Company had $100.0 million of outstanding borrowings under securities repurchase agreements which were collateralized by mortgage-backed and other debt securities with a total fair value of $106.8 million.

      The following table sets forth information concerning the balances and interest rates on borrowings at the dates and for the periods indicated.

                                                        At or for the Year
                                                       Ended September 30,
                                                   ----------------------------
                                                     1999       1998      1997
                                                   --------- ---------- -------
                                                      (Dollars in thousands)

Securities repurchase agreements:
    Balance at end of year                         $ 99,987  $107,790  $54,096
    Average balance during year                      82,681    81,892   32,074

Maximum outstanding at any month end                100,962   119,890   54,096
    Weighted average interest rate at end of year      5.53%     5.64%    5.82%
    Average interest rate during the year              5.48      5.76     5.77
FHLB advances:
    Balance at end of year                         $ 47,949  $    ---  $ 6,000
    Average balance during year                      14,475     4,139    3,186
    Maximum outstanding at any month end             47,949    11,000    7,500
    Weighted average interest rate at end of year      5.19%      ---%    6.75%
    Average interest rate during the year              5.61      5.99     5.84


      See Note 7 of the Notes to the Consolidated Financial Statements for further information concerning the Company's securities repurchase agreements and FHLB advances.

SUBSIDIARIES

      At September 30, 1999, the Association had two subsidiaries, Yonkers Financial Services Corporation, which offers life insurance and annuities on an agency basis to the Association's customers and Yonkers REIT, Inc., see note 8 of the Notes to Consolidated Financial Statements.

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

      Competition for deposits is intense given the size of the New York market and the fact that it is the home state for many large regional and money center banks. Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. There is further competition for deposits from institutions offering home and internet computer banking. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company is significantly smaller than most of its competitors, which due to their size and economies of scale, generally offer a broader range of deposit products than the Company. The Company competes for these deposits by offering deposit accounts at competitive rates, convenient business hours, availability of ATMs and a customer oriented staff. As of June 30, 1998, the latest date such information was available, there were 323 other thrift, commercial bank and credit union offices in Westchester County which compete for deposits. As of June 30, 1998, the Company held approximately 1.1% of total deposits in Westchester County.

EMPLOYEES

      At September 30, 1999, the Company had a total of 90 full-time and 11 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

      FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, Yonkers Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness examination of Yonkers Savings was as of July 1, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners may require Yonkers Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Yonkers Savings' OTS assessment for the fiscal year ended September 30, 1999 was approximately $80,000.

      The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Yonkers Savings and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

      Yonkers Savings' general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, Yonkers Savings' lending limit under this restriction was $5.1 million. Yonkers Savings is in compliance with the loans-to-one borrower limitation.

      INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (I.E., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period. At September 30, 1999, the Association was classified as a well-capitalized institution.

      The premium schedule for both Bank Insurance Fund ("BIF") and SAIF insured institutions ranges from 0 to 27 basis points for each $100 in domestic deposits. The Association's most recent assessment rate was 0 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, currently equal to about 6 basis points, while BIF-insured institutions currently pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The assessment for SAIF-insured institutions is expected to be reduced to about 2 basis points no later than January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the FICO bonds mature in the year 2015.

      REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as Yonkers Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 1999, Yonkers Savings had tangible capital of $33.7 million, or 7.4% of adjusted total assets, which is $26.9 million above the minimum requirement of 1.5% in effect on that date.

       In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1999, Yonkers Savings had no intangible assets.

      The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At September 30, 1999, Yonkers Savings had two "includable" subsidiaries.

      The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. At September 30, 1999, Yonkers Savings had core capital equal to $33.7 million, or 7.4% of adjusted total assets, which is $15.4 million above the minimum leverage ratio requirement of 4% in effect on that date.

       The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. At September 30, 1999, Yonkers Savings had no capital instruments that qualify as supplementary capital and $1.5 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

      At September 30, 1999, Yonkers Savings had total capital of $35.2 million (including $33.7 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $196.4 million (including $2.8 million in converted off-balance sheet items), or total capital of 18.0% of risk-weighted assets. This amount was $19.5 million above the 8% requirement in effect on that date.

      The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

      The OTS is also generally authorized to reclassify and association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in a an unsafe or unsound condition.

      The imposition by the OTS or the FDIC of any of these measures on the Company or the Association may have a substantial adverse effect on operations and profitability.

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

      The Association may make a capital distribution without the approval of the OTS provided we notify the OTS, 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the OTS before declaring any proposed distributions.

      QUALIFIED THRIFT LENDER TEST. All savings associations, including Yonkers Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments, primarily residential housing related loans and investments. At September 30, 1999, Yonkers Savings met the test and has always met the test since its effectiveness.

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

      COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate, income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Yonkers Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Yonkers Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Yonkers Savings was examined for CRA compliance by the OTS in June 1999 and received a rating of satisfactory.

      TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Yonkers Savings include the Holding Company and any company which, is under common control with Yonkers Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Subsidiaries of a savings association are generally not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

      FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, Yonkers Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

      As a member, Yonkers Savings is required to purchase and maintain stock in the FHLB of New York. At September 30, 1999, Yonkers Savings held $7.4 million in FHLB stock, which was in compliance with this requirement. Dividends paid by the FHLB of New York to the Association totaled $450,000 for the year ended September 30, 1999, representing an increase of $112,000 from dividends received in fiscal 1998.

TAXATION

      FEDERAL.   The  Association   and  the  Holding  Company   currently  file
consolidated federal income tax returns. These returns are filed on a fiscal year basis, as of September 30, using the accrual method of accounting.

      Savings associations such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which, may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is also computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years. Historically, a percentage of taxable income method was also available in computing the qualifying loan bad debt deduction; however, under 1996 federal tax legislation, this method is no longer available to the Association for tax years ending on or after September 30, 1997.

      The 1996 federal tax legislation also imposed a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of September 30, 1988. Recapture of the excess reserves will occur over a six-year period which began for the Association in the tax year ending September 30, 1999. The Association previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

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

      The Association has been audited by the IRS with respect to federal income tax returns through September 30, 1991, and all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency, which could have a material adverse effect on the financial condition of the Company.

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

      In July 1996, New York State enacted legislation to preserve the use of the percentage of taxable income bad debt deduction for state tax purposes. In general, the legislation provides for a deduction equal to 32% of the Association's New York State taxable income, which is comparable to the deductions permitted under the prior Federal tax law. The legislation also provides for a floating base year, which will allow the Association to change from the percentage of taxable income method to the experience method without recapture of any reserve. Previously, the Association had established a deferred New York State tax liability for the excess of its New York State tax bad debt reserves over the amount of its base-year New York State reserves. Since the new legislation effectively eliminated the reserves in excess of the base-year balances, the Company reduced its deferred tax liability by $100,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

      Generally, New York State tax law has requirements similar to federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the 1996 legislation, New York continues to require that at least 60% of the Association's assets consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Association expects to continue to meet the 60% requirement and does not anticipate engaging in any of the transactions, which would require recapture of its base-year reserves (such as changing to a commercial bank charter). Accordingly, under SFAS No. 109, it has not provided any deferred tax liability on such reserves.

       DELAWARE. As a Delaware company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.   PROPERTIES

      The following table sets forth information concerning the Company's properties at September 30, 1999. The Company's premises had an aggregate net book value of approximately $367,000 at that date.

                                  Year           Owned or    Net Book Value at
         Location            Acquired/Leased      Leased    September 30, 1999
---------------------------  ----------------  -----------  ------------------
                                         (Dollars in thousands)
CORPORATE HEADQUARTERS:
6 Executive Plaza               1996             Leased            $ 125
Yonkers, New York
10701-9858

MAIN OFFICE:
One Manor House Square          1976              Owned              124
Yonkers, New York
10701-2701

FULL-SERVICE BRANCHES:

780 Palisade Avenue             1989              Leased              41
Yonkers, New York  10703

1759 Central Park Avenue        1977              Leased              44
Yonkers, New York 10710-2828

2320 Central Park Avenue        1986              Leased              33
Yonkers, New York
10710-1216

IN-STORE BRANCHES:

1357 Route 9
Wappingers Falls, New            1997             Leased              --
York  12590

3303 Crompond Road.
Yorktown Heights, New York       1998             Leased              --
10598

240 East Sanford Boulevard
Mt. Vernon, New York  10550      1999             Leased              --

432 South Road, Route 9
Poughkeepsie, New York  12601    1999             Leased              --


      Yonkers Savings has entered into an agreement for in-store branching with BJ's Wholesale Club, Inc. An in-store branch opened in December 1997 in BJ's location in Wappingers Falls, New York; a second in-store branch opened in October 1998 in Yorktown Heights, New York. The Association's agreement gives it the right of first refusal to establish an in-store branch in any of BJ's remaining or future clubs located in Dutchess, Putnam, Rockland, and Westchester Counties, New York. In addition, in May 1999 a third in-store branch was opened in a supermarket in Mt. Vernon, New York and a fourth was opened in a super market in Poughkeepsie, New York.

      The Company believes that its current facilities are adequate to meet present needs. In the future, the Company intends to continue to explore branching opportunities to the extent they develop, although no specific proposals are currently under consideration, other than the possibility of additional in-store branches under the agreement described above.

      The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the computer equipment utilized by the Company at September 30, 1999 was approximately $335,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Page 41 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

      Pages 5 and 6 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Pages 7 through 19 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The section "Interest Rate Risk Management", appearing on pages 15 and 16 of the attached 1999 Annual Report to Stockholders, is herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 20 through 39 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      The following are the Company's executive officers who are not also directors as of September 30, 1999.

      JOSEPH L. MACCHIA. Mr. Macchia, age 48, has been Vice President and Secretary to the Association since 1991, and Vice President and Secretary of the Holding Company since its formation. Mr. Macchia was named Chief Operations Officer in January 1997. Mr. Macchia is responsible for the Association's branch administration, consumer lending and savings operations. He is also responsible for the Association's Bank Secrecy Act compliance. Prior to such time, Mr. Macchia served as the Association's Vice President.
Mr. Macchia has been employed by the Association since 1972.

      JOSEPH D. ROBERTO. Mr. Roberto, age 47, is the Vice President, Treasurer and Chief Financial Officer of the Holding Company, a position he has held since its formation, and is Vice President, Treasurer and Chief Financial Officer of the Association. Mr. Roberto was appointed the Association's Vice President and Treasurer in 1991 and Chief Financial Officer in 1995. Mr. Roberto is responsible for the Accounting Department, interest rate risk and asset/liability management as well as financial reporting. Prior to 1991, Mr. Roberto served as the Association's Secretary and Treasurer. Mr. Roberto has been employed by the Association since 1973.

      PHILIP GUARNIERI. Mr. Guarnieri, age 42, is the Vice President and Chief Lending Officer of the Association. Mr. Guarnieri was appointed Vice President and Chief Lending Officer in July 1996. Prior to joining the Association, Mr. Guarnieri was the Vice President for loan origination at Home Federal Savings Bank, Queens, New York. Mr. Guarnieri is responsible for the administration of the Association's real estate lending programs.


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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   concerning  certain  relationships  and  related  transactions  is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

       The following information appearing in the Company's 1999 Annual Report to Stockholders is herein incorporated by reference

ITEM                                                  PAGES IN ANNUAL REPORT
Independent Auditors' Report                          Page 40

Consolidated  Balance Sheets as of September 30,      Page 20
1999 and 1998

Consolidated Statements of Income for the Years       Page 21
 Ended September 30, 1999, 1998 and 1997

Consolidated    Statements    of    Changes   in      Page 22
Stockholders' Equity for the Years Ended
  September 30, 1999, 1998 and 1997

Consolidated  Statements  of Cash  Flows for the      Page 23
Years Ended September 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements            Pages 24 through 39

      (A) (2)  FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules have been omitted as the required information is not applicable or has been included in the Consolidated Financial Statements.

      (A) (3)  EXHIBITS
--------------------------------------------------------------------------------
                                                             SEQUENTIAL PAGE
                                           REFERENCE TO        NUMBER WHERE
                                           PRIOR FILING     ATTACHED EXHIBITS
 REGULATION                                 OR EXHIBIT     ARE LOCATED IN THIS
 S-K EXHIBIT                             NUMBER ATTACHED        FORM 10-K
    NUMBER                 DOCUMENT          HERETO              REPORT
--------------------------------------------------------------------------------
3(a)    Certificate of Incorporation                 *            Not applicable

3(b)    By-Laws                                      **           Not applicable

 4      Instruments defining the rights of           *            Not applicable
        security holders,
         including debentures

 9      Voting Trust Agreement                      None          Not applicable

10      Material Contracts

          Employment Contract                        ***          Not applicable

        Management Recognition Plan and Stock
            Option and Incentive Plan                *            Not applicable


        Change-in-Control Severance                  ***          Not applicable
        Agreements

11      Statement re: computation of per        Not required      Not applicable
        share earnings

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

22      Published report regarding matters          None          Not applicable
        submitted to vote
         of security holders

23      Consents of Experts and Counsel              23

24      Power of Attorney                       Not required      Not applicable
27      Financial Data Schedule                      27

28      Information from reports furnished          None          Not applicable
        to state insurance
         regulatory authorities


99      Additional Exhibits                         None          Not applicable


      * Filed as exhibits to the Company's Form S-1 registration statement filed on December 29, 1995 (File No. 33-81013) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

      ** Filed as exhibits to the Company's Form 8-K registration statement filed on July 29, 1999 (File No. 000-27716) pursuant to Section 13 or 15(d) of the Securities Act of 1934, as amended. All of such previously filed documents are hereby incorporated herein by reference in acccordance with Item 601 of Regulation S-K.

     *** Filed as exhibits to the Company's Form 10-K registration statement filed on December 28, 1998 (File No. 000-27716) pursuant to Section 13 or 15(d) of the Securities Act of 1934, as amended. All of such previously filed documents are hereby incorporated herein by reference in acccordance with Item 601 of Regulation S-K.

      (B)  REPORTS ON FORM 8-K

      During the quarter ended September 30, 1999, the Company filed two current Reports on Form 8-K. On July 29, 1999, under Item 5, the Company reported the adoption of amended and restated Bylaws and the issuance of a press release announcing the Company's earnings for the quarter ended June 30, 1999. On September 20, 1999, under Item 5, the Company reported the issuance of a press release announcing its intention to repurchase up to 265,000 shares of its outstanding shares.

                                  SIGNATURES


      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    YONKERS FINANCIAL CORPORATION


                                    By:   /s/ Richard F. Komosinski
                                          --------------------------------------
                                          Richard F. Komosinski, President,
                                            Chief Executive Officer and Director
                                          (DULY AUTHORIZED REPRESENTATIVE)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Richard F. Komosinski                 /s/ William G. Bachop
-------------------------------------     --------------------------------------
Richard F. Komosinski, President,         William G. Bachop, Chairman
Chief    Executive    Officer    and
Director  (PRINCIPAL  EXECUTIVE  AND
OPERATING OFFICER)

Date: December    , 1999                  Date: December __, 1999

/s/ Michael J. Martin                     /s/ Charles D. Lohrfink
-------------------------------------     --------------------------------------
Michael J. Martin,  Director              Charles D. Lohrfink, Director

Date:                                     Date:


/s/ Donald R. Angelilli                   /s/ Eben T. Walker
-------------------------------------     --------------------------------------
Donald R. Angelilli, Director             Eben T. Walker, Director

Date:                                     Date:


/s/ P. Anthony Sarubbi                    /s/ Joseph D. Roberto
-------------------------------------     --------------------------------------
P. Anthony Sarubbi, Director              Joseph D. Roberto, Vice President,
                                           Treasurer   and   Chief    Financial
                                             Officer
                                          (PRINCIPAL  FINANCIAL AND  ACCOUNTING
Date:                                     OFFICER)

                                      Date: