Form 10-Q
period 1999-12-31
YONKERS FINANCIAL CORP
filed 2000-02-14
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

                    6EXECUTIVE PLAZA, YONKERS, NEW YORK 10701
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock          Number of Shares Outstanding, December 31, 1999
-----------------------          -----------------------------------------------

       $0.01 Par Value                             2,238,739

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                                                         Page
                                                                        Number

                         PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             Consolidated Balance Sheets at December 31, 1999 and
               September 30, 1999                                           2
             Consolidated Statements of Income for the Three Months
               Ended December 31, 1999 and 1998                             3
             Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended December 31, 1999                 4
             Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 1999 and 1998                             5
             Notes to Consolidated Financial Statements                     6
Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8
Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk                                                  18

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                              18
Item 2.      Changes in Securities                                          18
Item 3.      Defaults Upon Senior Securities                                18
Item 4.      Submission of Matters to a Vote of Security Holders            18
Item 5.        Other Information                                            19
Item 6.      Exhibits and Reports on Form 8-K                               19
             Signature Page                                                 20

                              YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                   (In thousands, except share data)

                                                                      December 31,        September 30,
                                                                          1999                 1999
                                                                      ---------------    --------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                             $    5,666          $    4,651
    Short-term investments                                                      --                  --
                                                                        ----------          ----------
         Total cash and cash equivalents                                     5,666               4,651
                                                                        ----------          ----------
Securities:
     Available for sale, at fair value (amortized cost of $ 119,093 at
       December 31, 1999 and $120,996 at September 30, 1999)               112,920             116,712
     Held to maturity, at amortized cost (fair value of  $ 20,470 at
       December 31, 1999 and $21,959 at September 30, 1999)                 20,573              21,936
                                                                        ----------          ----------
          Total securities                                                 133,493             138,648
                                                                        ----------          ----------
Real estate mortgage loans held for sale, at lower of cost or
  market value                                                               2,108               1,226
                                                                        ----------          ----------
Loans receivable, net:
     Real estate mortgage loans                                            339,393             291,199
     Consumer and commercial business loans                                  8,770               8,254
     Allowance for loan losses                                              (1,557)             (1,503)
                                                                        ----------          ----------
          Total loans receivable, net                                      346,606             297,950
                                                                        ----------          ----------
Accrued interest receivable                                                  3,007               2,750
Federal Home Loan Bank stock                                                 9,298               7,397
Office properties and equipment, net                                         2,083               1,984
Other assets                                                                 3,912               3,089
                                                                        ----------          ----------
          Total assets                                                  $  506,173          $  457,695
                                                                        ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                           $  285,700          $  272,974
     Securities repurchase agreements                                      108,771              99,987
     FHLB advances                                                          77,194              47,948
     Other liabilities                                                       2,894               4,769
                                                                        ----------          ----------
          Total liabilities                                                474,559             425,678
                                                                        ----------          ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                          --                 --
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                             36                 36
     Additional paid-in capital                                             35,320             35,225
     Unallocated common stock  held by employee stock
        ownership plan                                                      (1,785)            (1,857)
     Unamortized awards of common stock under  management
        recognition plan                                                      (548)              (621)
     Treasury stock, at cost ( 1,332,011) shares                           (21,866)           (21,866)
     Retained income, substantially restricted                              24,161             23,652
     Accumulated other comprehensive (loss) income                          (3,704)            (2,552)
                                                                        ----------          ----------
          Total stockholders' equity                                        31,614             32,017
                                                                        ----------          ----------
                                                                        $  506,173          $  457,695
                                                                        ==========          ==========

See accompanying notes to consolidated financial statements


                                YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                                    (In thousands, except per share data)

                                                                    For the Three Months
                                                                     Ended December 31,
                                                                 ---------------------------
                                                                    1999            1998
                                                                 ---------        ----------
Interest and dividend income:
   Loans                                                         $   6,042        $    3,759
   Securities                                                        2,387             2,679
   Other earning assets                                                159               183
                                                                 ---------        ----------
     Total interest and dividend income                              8,588             6,621
                                                                 ---------        ----------
Interest expense:
   Deposits                                                          2,675             2,381
   Securities repurchase agreements                                  1,614             1,248
   FHLB advances                                                       847               136
                                                                 ---------        ----------
     Total interest expense                                          5,136             3,765
                                                                 ---------        ----------
       Net interest income                                           3,452             2,856

Provision for loan losses                                               35                75
                                                                 ---------        ----------
       Net interest income after provision for loan losses           3,417             2,781
                                                                 ---------        ----------
Non-interest income:
   Service charges and fees                                            269               141
   Net gain on sales of real estate mortgage
      loans held for sale                                               23               137
   Net gain (loss) on sales of securities                                4                 3
   Other                                                                14                 9
                                                                 ---------        ----------
      Total non-interest income                                        310               290
                                                                 ---------        ----------
Non-interest expense:
   Compensation and benefits                                         1,467             1,156
   Occupancy and equipment                                             338               228
   Data processing service fees                                        179               150
   Federal deposit insurance costs                                      38                33
   Other                                                               581               374
                                                                 ---------        ----------
      Total non-interest expense                                     2,603             1,941
                                                                 ---------        ----------

        Income before income tax expense                             1,124             1,130

Income tax  expense                                                    420               463
                                                                 ---------        ----------

       Net income                                               $      704        $      667
                                                                 =========        ==========
Earnings per common share (note 3):
       Basic                                                    $     0.35        $     0.27
       Diluted                                                        0.34              0.27
                                                                 =========        ==========

See accompanying notes to consolidated financial statements

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

                                                          Unallocated    Unamortized
                                                             Common       Awards of                       Accumulated
                                               Additional     Stock        Common                            Other         Total
                                       Common   Paid-in       Held          Stock    Treasury Retained  Comprehensive  Stockholders'
                                       Stock    Capital      by ESOP       Under MRP  Stock    Income        Loss         Equity
                                      -------- ---------- ------------- ------------ --------- --------- ------------ -------------
Balance at September 30, 1999          $    36  $ 35,225    $   (1,857)    $  (621)  $(21,866)  $23,652   $  (2,552) $     32,017

   Net income                               --        --            --          --         --       704          --          704
   Dividends paid ($0.09 per share)         --        --            --          --         --      (195)          --        (195)
   Amortization of MRP awards               --        --            --          73         --        --          --           73
   Tax benefits from vested
   MRP awards                               --        40            --          --         --        --          --           40
   ESOP shares released for
      allocation (7,142 shares)             --        55            72          --         --        --          --          127
   Increase in net unrealized loss on
      available-for-sale securities,
      net of tax                            --        --            --          --         --        --     (1,152)        (1,152)
                                       -------  --------    ----------     -------   --------   --------  ---------  ------------
Balance at December 31, 1999           $    36  $ 35,320    $   (1,785)    $  (548)  $(21,866)  $ 24,161  $  (3,704) $     31,614
                                       =======  ========    ==========     =======   ========   ========  =========  ============
See accompanying notes to consolidated financial statements.



                                 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                               (In thousands)
                                                                                For the Three Months
                                                                                  Ended December 31,
                                                                          -------------------------------
                                                                               1999             1998
                                                                          ---------------   -------------
Cash flows from operating activities:
  Net income                                                                 $     704        $    667
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                      35              75
     ESOP and MRP expense                                                          200             169
     Depreciation and amortization expense                                         116              80
     Amortization of deferred fees, discounts and premiums, net                     35              80
     Net gain on sales of real estate mortgage loans held for sale                 (23)           (137)
     Net gain on sales of securities                                                (4)             (3)
     Other adjustments, net                                                     (2,155)            747
                                                                             ---------        --------
          Net cash (used in) provided by operating activities                   (1,092)          1,678
                                                                             ---------        --------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                      (111)        (17,167)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          1,974          15,880
     Held-to-maturity                                                            1,379           8,918
  Proceeds from sales of available-for-sale securities                              19             102
  Disbursements for loan originations                                          (57,846)        (32,545)
  Principal collections on loans                                                 5,226          11,871
  Proceeds from sales of loans                                                   3,021          20,088
  Purchase of FHLB stock                                                        (1,901)             --
  Other investing cash flows                                                      (215)           (198)
                                                                             ---------        --------
          Net cash (used in) provided by  investing activities                 (48,454)          6,949
                                                                             ---------        --------
Cash flows from financing activities:
  Net increase in deposits                                                      12,726          17,396
  Net increase (decrease) in borrowings with
     original terms of three months or less:
       Securities repurchase agreements                                          3,784         (32,178)
       FHLB advances                                                            14,246          15,000
  Proceeds from longer-term securities repurchase agreements                    20,000              --
  Dividends paid                                                                  (195)           (201)
                                                                             ---------        --------
          Net cash provided by financing activities                             50,561              17
                                                                             ---------        --------

Net  increase in cash and cash equivalents                                       1,015           8,644
Cash and cash equivalents at beginning of period                                 4,195           4,195
                                                                             ---------        --------

Cash and cash equivalents at end of period                                   $   5,210        $ 12,839
                                                                             =========        ========

Supplemental information:
  Interest paid                                                              $   4,678        $  3,659
  Income taxes paid                                                                 --              --
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

         On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. On December 31, 1999, $114.5 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

         The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 2000.

         Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 1999, included in the Form 10-K.

(2)      Comprehensive Income

During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive loss for the quarter ended December 31, 1999 was $448,000 consisting of $704,000 in net income less a net increase of $1.2 million in the after-tax net unrealized loss on available-for-sale securities. For the quarter ended December 31, 1998, total comprehensive income of $146,000 consisted of net income of $667,000 less a net decrease of $521,000 in the after-tax net unrealized gain on available-for-sale securities.

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

         The following is a summary of the number of shares utilized in the Company's EPS calculations for the three months ended December 31, 1999 and 1998. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.


                                                          For the Three Months
                                                           Ended December 31,
                                                          --------------------
                                                             1999     1998
                                                          ---------  ---------
                                                             (In Thousands)
Weighted average common shares outstanding
   for computation of basic EPS (1)                          2,006    2,447
Common-equivalent shares due to the dilutive effect of
   Stock options and MRP awards (2)                             66       18
                                                            ------   ------
Weighted average common shares for
   computation of diluted EPS                                2,072    2,465
                                                            ======   ======

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

         Total assets at December 31, 1999 amounted to $506.2 million, representing an increase of $48.5 million from $457.7 at September 30, 1999. Asset growth during the period related primarily to increased loan volume funded by borrowings and deposits reflecting the continued growth of the Company's retail franchise.

         Overall, total loans (loans receivable and mortgage loans held for sale) increased $49.5 million to $348.7 million at December 31, 1999 from $299.2 million at September 30, 1999. The loan growth during the quarter ended December 31, 1999 primarily reflects loan originations net of repayments of $52.6 million less loans sold of $3.0 million. Total Securities at December 31, 1999 decreased $5.1 million to $133.5 million from $138.6 million at September 30, 1999.

         Total borrowings increased by $38.1 million to $186.0 million at December 31, 1999 from $147.9 million at September 30, 1999. Deposit liabilities increased $12.7 million to $285.7 million at December 31, 1999 from $273.0 million at September 30, 1999. The increase in deposit liabilities primarily reflects growth in the Company's in-store branch network of $11.2 million as well as aggressive cross-selling programs. Funds from increased borrowings and deposit growth were primarily used to fund new loans.

         Stockholders' equity decreased by $403,000 to $31.6 million at December 31, 1999 from $32.0 million at September 30, 1999. The decrease is primarily attributable to a $1.2 million increase in the after-tax net unrealized loss on available-for-sale securities, partially offset by net income retained after dividends of $509,000, and a combined increase of $240,000 relating to the employee stock ownership plan and the management recognition plan. The ratio of stockholders' equity to total assets decreased to 6.2% at December 31, 1999 from
7.0 % at September 30, 1999 reflecting the substantial growth in assets coupled with the net decrease in stockholders' equity. Book value per share (computed based on total shares issued less treasury shares) was $14.12 at December 31, 1999, compared to $14.30 at September 30, 1999. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

ANALYSIS OF NET INTEREST INCOME

         The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three months ended December 31, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums which are considered yield adjustments.


                                                                         For the Quarter Ended December 31,
                                                      ---------------------------------------------------------------------
                                                                    1999                              1998
                                                      ------------------------------------ --------------------------------
                                                       Average                 Average      Average              Average
                                                       Balance     Interest    Yield/Cost   Balance   Interest  Yield/Cost
                                                      ----------  ----------- ------------ --------- ---------- -----------
                                                                              (Dollars in thousands)
Assets
Interest-earning assets:
    Loans (1)                                        $ 328,672    $   6,042       7.35%   $ 196,071   $  3,759    7.67%
    Mortgage-backed securities (2)                      95,964        1,628       6.79      117,877      1,863    6.32
    Other securities (2)                                41,271          759       7.36       46,894        816    6.96
    Other earning assets                                13,045          159       4.88       14,647        183    5.00
                                                     ---------    ---------               ---------   --------
       Total interest-earning assets                   478,952    $   8,588       7.17      375,489   $  6,621    7.05
                                                                  =========                           ========

Allowance for loan losses                               (1,531)                              (1,329)
Non-interest-earning assets                             12,401                                8,057
                                                      --------                            ---------
       Total assets                                   $489,822                            $ 382,217
                                                      ========                            =========
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
    NOW, club and money market accounts              $  60,073    $     327       2.18%   $  53,081   $    309    2.33%
    Regular savings accounts (3)                        53,275          239       1.79       46,410        247    2.13
    Savings certificate accounts                       168,854        2,109       5.00      134,118      1,825    5.44
                                                     ---------    ---------               ---------   --------
       Total interest-bearing deposits                 282,202        2,675       3.79      233,609      2,381    4.08

    Borrowings                                         172,092        2,461       5.72       97,902      1,384    5.65
                                                     ---------    ---------               ---------   --------
       Total interest-bearing liabilities              454,294    $   5,136       4.52      331,511   $  3,765    4.54
                                                                  =========                           ========

Non-interest-bearing liabilities                         3,495                                8,864
                                                     ---------                            ---------
       Total liabilities                               457,789                              340,375

Stockholders' equity                                    32,033                               41,842
                                                     ---------                            ---------
       Total liabilities and stockholders' equity    $ 489,822                            $ 382,217
                                                     =========                            =========
Net interest income                                               $   3,452                           $  2,856
                                                                  =========                           ========
Average interest rate spread (4)                                                  2.65%                           2.51%
Net interest margin (5)                                                           2.88%                           3.04%
Net interest-earning assets (6)                      $  24,658                            $  43,978
                                                     =========                            =========
Ratio of average interest-earning assets to average
    interest-bearing liabilities                                                105.43%                           113.27%



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

         The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months ended December 31, 1999 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                              For the Quarter Ended December 31,
                                                     1999 Compared to 1998
                                              ---------------------------------
                                               Increase (Decrease)
                                                     Due to
                                              --------------------      Net
                                               Volume       Rate       Change
                                              --------- ----------  -----------

                                                        (In thousands)
Interest-earning assets:
  Loans                                       $2,446       $(163)      $ 2,283
  Mortgage-backed securities                    (366)        131          (235)
  Other securities                              (109)         52           (57)
  Other earning assets                           (20)         (4)          (24)
                                              ------       -----       -------
         Total                                 1,951          16         1,967
                                              ------       -----       -------
Interest-bearing liabilities:
  NOW, club and money market accounts             39         (21)           18
  Regular savings accounts                        34         (42)           (8)
  Savings certificate accounts                   441        (157)          284
  Borrowings                                   1,060          17         1,077
                                              ------       -----       -------
         Total                                 1,574        (203)        1,371
                                              ------       -----       -------
Net change in net interest income             $  377       $ 219       $   596
                                              ======       =====       =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         GENERAL. Net income for the three months ended December 31, 1999 was $704,000 or diluted EPS of $0.34 compared to net income of $667,000 or diluted EPS of $0.27 for the quarter ended December 31, 1998. Basic earnings per common share were $0.35 for the quarter ended December 31, 1999 compared to $0.27 for the same period in 1998. The increase in net income of $37,000 reflects an increase of $596,000 in net interest income, a $43,000 decrease in income tax expense, a $40,000 decrease in the provision for loan losses, and a $20,000 increase in non-interest income, substantially offset by an increase of $662,000 in non-interest expense.

         NET INTEREST. Income Net interest income for the quarter ended December 31, 1999 was $3.5 million, an increase of $596,000 from $2.9 million for the prior year's period. The increase primarily reflects a rise in the average interest rate spread, partially offset by a decline in net interest-earning assets (total interest-earning assets less total interest-bearing liabilities). The increase in the average interest rate spread is primarily a result of a higher yield on the securities portfolio, as well as a slight decrease in the cost of funds. The Company's average interest rate spread increased to 2.65% for the quarter ended December 31, 1999 from 2.51% for the same quarter last year, while the net interest margin decreased to 2.88% for the 1999 three month period from 3.04% a year earlier.

         INTEREST INCOME. Interest and dividend income totaled $8.6 million for the three months ended December 31, 1999, an increase of $2.0 million compared to $6.6 million for the three months ended December 31, 1998. This increase reflects the effect of a $103.5 million increase in total average interest-earning assets coupled with a 12 basis point increase in the average yield on such assets to 7.17% for the three months ended December 31, 1999 from 7.05% for the same period in the prior year.

         Interest income on loans increased $2.3 million for the three months ended December 31, 1999 compared to the same period in the prior year, reflecting the effect of a $132.6 million increase in the average balance partially offset by a 32 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one- to four-family residential mortgage loans. The decline in the average yield was primarily attributable to the origination of lower-yielding one- to four-family adjustable rate mortgage loans with initial fixed-rate periods of five, seven, or ten years, with annual adjustments thereafter.

         On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $292,000 to $2.4 million for the three months ended December 31, 1999 from $2.7 million for the three months ended December 31, 1998. Interest on mortgage-backed securities decreased by $235,000 attributable to the effects of a $21.9 million decrease in the average balance partially offset by a 47 basis point increase in the average yield. Interest on other securities declined by $57,000, primarily attributable to a $5.6 million decrease in the average balance offset by a 40 basis point increase in the average yield.

         Interest and dividend income on other earning assets decreased $24,000, primarily attributable to a $1.6 million decrease in the average balance and a 12 basis point decrease in the average yield.

         INTEREST EXPENSE. Interest expense totaled $5.1 million for the three months ended December 31, 1999, an increase of $1.3 million from the prior year's quarter. Interest expense on deposits increased $294,000 compared to the same period in the prior year, reflecting the effect of an $48.6 million increase in the average balance partially offset by a 29 basis point decrease in the average rate on interest-bearing deposits to 3.79% for the three months ended December 31, 1999 from 4.08% for the three months ended December 31, 1998.

The decrease in the average rate paid on deposits primarily reflects a 44 basis point decrease in the average rate paid on savings certificate accounts, coupled with a 34 basis point decrease in the average rate paid on regular savings accounts and a 15 basis point decrease in the average rate paid on NOW, club, and money market accounts. The increase in average interest-bearing deposits consisted of a $34.7 million increase in average savings certificate accounts (to $168.8 million from $134.1 million), a $7.0 million increase in average NOW, club and money market accounts (to $60.1 million from $53.1 million) and a $6.9 million increase in average regular savings accounts (to $53.3 million from $46.4 million).

         Interest expense on borrowings increased $1.1 million to $2.5 million for the three months ended December 31, 1999 from $1.4 million for the three months ended December 31, 1998, as the Company continued to increase borrowings, primarily Federal Home Loan Bank (FHLB) advances, to leverage available capital and support further loan growth. Total borrowings averaged $172.1 million for the three months ended December 31, 1999 at an average rate of 5.72% compared to $97.9 million and 5.65%, respectively, for the prior-year quarter. See "Liquidity and Capital Resources" for further discussion of the Company's securities repurchase agreements.

         PROVISION FOR LOAN LOSSES. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable losses inherent in the existing loan portfolio. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         The provision for loan losses was $35,000 and $75,000 for the three months ended December 31, 1999 and 1998, respectively. The lower provision in the quarter ended December 31, 1999 reflects net recoveries of $19,000 for the period, compared to net charge-offs of $1,000 for the quarter ended December 31, 1998. Non-performing loans totaled $766,000 at December 31, 1999, compared to $755,000 at September 30, 1999 and $720,000 million at December 31, 1998. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

         NON-INTEREST INCOME. Non-interest income for the three months ended December 31, 1999 increased $20,000 to $310,000, from $290,000 for the comparable period in 1998. The increase is primarily attributable to a $128,000 increase in service charges and fee income, substantially offset by a $114,000 decrease in the net gain on sales of real estate mortgage loans held for sale. The increase in service charges and fee income primarily results from increases in transaction volume, in addition to $15,000 in income from Yonkers Financial Services, Inc, a wholly-owned subsidiary of the Association that began its operations to sell annuities and mutual funds in the quarter ended December 31, 1999. In the three months ended December 31, 1999, mortgage loan sales totaled $3.0 million resulting in net gains of $23,000 (including the recognition of mortgage servicing assets), as compared to loan sales of $20.1 million in the 1998 quarter, which resulted in gains of $137,000.

         NON-INTEREST EXPENSE. Non-interest expense increased $662,000 to $2.6 million for the three months ended December 31, 1999, compared to $1.9 million for the three months ended December 31, 1998. Compensation and benefits expense increased $311,000 from the prior-year primarily due to increased costs relating to additional staffing in three new in-store branches and the loan department, coupled with performance-based increases for certain staff members. The increases of $110,000 in occupancy and equipment expense and $29,000 in data processing service fees primarily reflects increased costs associated with the establishment of in-store branches in May 1999, September 1999, and October 1999. The $207,000 increase in other non-interest expense is primarily attributable to increased costs relating to: the three additional in-store branches; increased production in the loan department and the establishment of a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly-owned subsidiary of the Association, in March 1999.

         INCOME TAX EXPENSE. Income tax expense was $420,000 for the three months ended December 31, 1999 and $463,000 for the comparable 1998 period, reflecting effective tax rates of 37.4% and 41.0 %, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT. Under current law, all income earned by the REIT distributed to the Association in the form of a dividend has the effect of reducing the Company's New York State Income tax expense.

ASSET QUALITY

         Non-performing loans totaled $766,000 at December 31, 1999, compared to $755,000 at September 30, 1999 and $720,000 December 31, 1998. The ratio of non-performing loans to total loans receivable was 0.22% at December 31, 1999, compared to 0.25% at September 30, 1999 and 0.37% at December 31, 1998. The allowance for loan losses was $1.6 million or 0.44% of total loans receivable at December 31, 1999, compared to $1.5 million or 0.50% of total loans receivable at September 30, 1999 and $1.4 million or 0.70% at December 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 203.26% at December 31, 1999, compared to 199.07% at September 30, 1999 and 191.11% at December 31, 1998.

The following table sets forth certain asset quality ratios and other data at the dates indicated:

                                                       December 31, 1999 September 30, 1999 December 31, 1998
                                                       ----------------- ------------------ -----------------
                                                                       (Dollars in thousands)
Non-accrual loans past due ninety days or more:
  Real estate mortgage loans:
       One- to four-family                                 $      342       $      347          $      505
       Commercial                                                 303              305                 201
  Consumer loans                                                  121              103                  14
                                                           ----------       ----------          ----------
           Total                                                  766              755                 720
Real estate owned, net                                             --               --                 183
                                                           ----------       ----------          ----------
Total non-performing assets                                $      766       $      755          $      903
                                                           ==========       ==========          ==========

Allowance for loan losses                                  $    1,557       $    1,503          $    1,376
                                                           ==========       ==========          ==========
Ratios:
  Non-performing loans to total loans receivable (2)          0.22%            0.25%               0.37%
  Non-performing assets to total assets                       0.15             0.16                0.24
  Allowance for loan losses to:
      Non-performing loans                                  203.26           199.07              191.11
      Total loans receivable                                  0.44             0.50                0.70


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

         The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at December 31, 1999 was 4.0%, and the Company's actual liquidity ratio was 6.5%.

         The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At December 31, 1999, the Company had outstanding loan origination commitments of $25.0 million, unadvanced home equity lines of credit of $4.5 million and undisbursed construction loans in process of $3.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At December 31, 1999, the Company had the ability to obtain additional FHLB advances of approximately $48.7 million. Certificates of deposit scheduled to mature in one year or less from December 31, 1999 totaled $93.9 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

         The Company's borrowings at December 31, 1999 consisted of $108.8 million in borrowings under securities repurchase agreements and FHLB advances of $77.2 million. FHLB advances at December 31, 1999 had a weighted average interest rate of 5.42% and a weighted average term to maturity of 1.8 years with a call date in 0.2 years. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the three months ended December 31, 1999, the average borrowings under these agreements amounted to $111.3 million and the maximum month-end balance outstanding was $114.0 million.

Additional information concerning outstanding repurchase agreements with the FHLB of New York as of December 31, 1999 is summarized as follows:


                                                 Accrued Weighted   Fair Value
                                                Interest  Average of Collateral
Remaining Term to Final Maturity (1)  Amount Payable (2)   Rate   Securities (3)
------------------------------------  ------ -----------   ----   --------------
                                               (Dollars in Thousands)

Within 30 days                       $     -- $        --     --% $        --
After 30 days but within one year      37,759          25   5.88       39,669
After one but within three years       17,500         158   6.07       17,525
After three but within five years       8,100           1   5.97        8,386
After five years                       45,412         342   5.68       46,150
                                     -------- -----------         -----------

     Total                           $108,771 $       526   5.83% $   111,730
                                     ======== ===========         ===========

(1) The weighted average remaining term to final maturity was approximately
    4.6 years at December 31, 1999. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 1.6 years at December 31, 1999.
(2) Included in other liabilities in the consolidated balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($81.8 million) and other debt securities ($29.9 million) which were transferred to the counterparty, including accrued interest receivable of $1.1 million. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $97.1 million and $14.6 million, respectively.

         At December 31, 1998, the Company's "amount at risk" under securities repurchase agreements was approximately $2.4 million. This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

         At December 31, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.34% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.34% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 14.92%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

YEAR 2000 CONSIDERATIONS

         As of the time of this filing, the Company's core systems are functioning well with no known interruptions associated with the Y2K issues. The

Company is also not aware of any significant events that have happened with any of its vendors in connection with the Y2K issue, however there may have been negative effects that we are not aware of. We plan to continue to monitor our systems as well as those of our vendors. Costs incurred through December 31, 1999 were approximately $150,000. This includes Y2K remediation efforts and planned system upgrades related to business expansion. Approximately $115,000 of this cost was recognized in fiscal 1999. Management estimates that remaining costs will be nominal.

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

         The Company's interest rate risk may have increased during the quarter as the Company utilized short-term borrowings to fund its lending operations. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

          Exhibit No.                           Name
          -----------                   -----------------------
             27                         Financial Data Schedule

(b)  Reports on Form 8-K

         During the quarter ended December 31, 1999, the Company filed one report on form 8-K. On October 28, 1999, under Item 5, the Company issued a press release announcing the Company's earnings for the quarter and fiscal year ended September 30, 1999.

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