Form 10-Q
period 2000-03-31
YONKERS FINANCIAL CORP
filed 2000-05-12
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________  to  _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock             Number of Shares Outstanding, March 31, 2000
-----------------------            ---------------------------------------------
   $0.01 Par Value                                    2,228,739

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2000



                                                                         Page
                                                                         Number

                          PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)
                    Consolidated Balance Sheets at March 31, 2000 and
                      September 30, 1999 ......................................2
                    Consolidated Statements of Income for the Three and Six
                      Months ended March 31, 2000 and 1999.....................3
                    Consolidated Statement of Changes in Stockholders' Equity
                      for the Six Months Ended March  31, 2000.................4
                    Consolidated Statements of Cash Flows for the Six Months
                      Ended March  31, 2000 and 1999...........................5
                    Notes to Consolidated Financial Statements.................6
Item 2.             Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ...........8
Item 3.             Quantitative and Qualitative Disclosures About
                      Market Risk ............................................21



                           PART II. OTHER INFORMATION

Item 1.             Legal Proceedings ........................................21
Item 2.             Changes in Securities ....................................21
Item 3.             Defaults Upon Senior Securities ..........................21
Item 4.             Submission of Matters to a Vote of Security Holders ......22
Item 5.             Other Information ........................................22
Item 6.             Exhibits and Reports on Form 8-K .........................22
                    Signature Page ...........................................24

Part I - Item 1


                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                March 31,          September 30,
                                                                                  2000                 1999
ASSETS
Cash and cash equivalents:                                                        8,511                 4,651
                                                                              ---------              ---------
Securities:
 Available-for-sale, at fair value (amortized cost of $120,996 in 2000
  and $123,317 in 1999)                                                         111,180               116,712
 Held-to-maturity, at amortized cost (fair value of $21,959 in 2000
  and $43,948 in 1999)                                                           18,890                21,936
                                                                              ----------            ---------
          Total securities                                                      130,070               138,648
                                                                              ---------             ---------
Real estate mortgage loans held for sale, at lower of cost or market value        1,451                 1,226
                                                                              ---------             ---------
Loans receivable, net:
     Real estate mortgage loans                                                 351,550               291,199
     Consumer and commercial business loans                                       8,895                 8,254
     Allowance for loan losses                                                   (1,566)               (1,503)
                                                                              ---------
          Total loans receivable, net                                           358,879               297,950
                                                                              ---------             ---------
Federal Home Loan Bank  ("FHLB") stock                                            9,298                 7,397
Accrued interest receivable                                                       2,944                 2,750
Office properties and equipment, net                                              2,072                 1,984
Other assets                                                                      4,111                 3,089
                                                                              ---------             ---------
          Total assets                                                        $ 517,336             $ 457,695
                                                                              =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                 $ 304,081             $ 272,974
     Securities repurchase agreements                                            98,193                99,987
     FHLB advances                                                               78,500                47,948
     Other liabilities                                                            4,452                 4,769
                                                                              ---------             ---------
          Total liabilities                                                     485,226               425,678
                                                                              ---------             ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                               --                    --
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                                  36                    36
     Additional paid-in capital                                                  35,366                35,225
     Unallocated common stock  held by employee stock
        ownership plan ("ESOP")                                                  (1,714)               (1,857)
     Unamortized awards of common stock under  management
        recognition plan ("MRP")                                                   (475)                 (621)
     Treasury stock, at cost (1,332,011 shares in 2000 and
        844,511 shares in 1999)                                                 (22,037)              (21,866)
     Retained income, substantially restricted                                   24,771                23,652
     Accumulated other comprehensive loss  (note 2)                              (3,837)               (2,552)
                                                                              ---------             ---------
          Total stockholders' equity                                             32,110                32,017
                                                                              ---------             ---------
          Total liabilities and stockholders' equity                          $ 517,336             $ 457,695
                                                                              =========             =========

See accompanying notes to consolidated financial statements.



                                     YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                     (Unaudited)

                                        (In thousands, except per share data)

                                                        For the Three Months         For the Six Months
                                                      -----------------------      ---------------------
                                                          Ended March 31,              Ended March 31,
                                                      -----------------------      ---------------------
                                                      2000               1999      2000             1999
                                                      ----               ----      ----             ----

 Interest and dividend income:
   Loans                                              $ 6,463           $ 3,785    $12,505         $ 7,544
   Securities                                           2,327             2,503      4,714           5,182
   Other earning assets                                   181               184        340             367
                                                     --------           -------   --------        --------
     Total interest and dividend income                 8,971             6,472     17,559          13,093
                                                     --------           -------   --------        --------
 Interest expense:
   Deposits                                             2,803             2,340      5,478           4,721
   Securities repurchase agreements                     1,565             1,068      3,179           2,315
   FHLB advances                                        1,081               171      1,928             307
     Total interest expense                             5,449             3,579     10,585           7,343
                                                    ---------           -------   --------        --------
       Net interest income                              3,522             2,893      6,974           5,750
                                                    ---------           -------   --------        --------


 Provision for loan losses                                 35                75         70             150
                                                    ---------           -------   --------        --------

  Net interest income after provision for loan          3,487             2,818      6,904           5,600
   losses                                           ---------           -------   --------        --------

Non-interest income:
   Service charges and fees                               346               182        615             323
   Net gain on sales of real estate mortgage
      loans held for sale                                  24               109         47             246
   Net gain (loss) on sales of securities                  (3)               70          1              73
   Other                                                   51                82         65              91
                                                    ---------           -------   --------        --------
      Total non-interest income                           418               443        728             733
                                                    ---------           -------   --------        --------
Non-interest expense:
   Compensation and benefits                            1,396             1,115      2,863           2,271
   Occupancy and equipment                                356               323        694             551
   Data processing service fees                           209               169        388             319
   Federal deposit insurance costs                         14                35         52              68

   Other                                                  671               558      1,252             933

      Total non-interest expense                        2,646             2,200      5,249           4,142
                                                    ---------           -------   --------        --------
        Income before income tax expense                1,259             1,061      2,383           2,191

Income tax  expense                                       465               394        885             857
                                                    ---------           -------   --------        --------
       Net income                                      $  794           $   667    $ 1,498         $ 1,334
                                                    ---------           -------   --------        --------
                                                    ---------           -------   --------        --------
Earnings per common share (note 3):

       Basic                                           $ 0.40           $  0.27    $   0.75        $  0.54
       Diluted                                           0.39              0.27        0.73           0.54
                                                     ---------           -------   --------        --------
                                                     ---------           -------   --------        --------

See accompanying notes to consolidated financial statements.
                                      -3-

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                  (Dollars in thousands, except per share data)



                                                               Unallocated  Unamortized
                                                               Common       Awards of                     Accumulated
                                                    Additional Stock        Common                        Other            Total
                                           Common   Paid-in    Held         Stock      Treasury  Retained Comprehensive Stockholders
                                           Stock    Capital    by ESOP      Under MRP  Stock     Income   Loss             Equity

Balance at September 30, 1999              $ 36      $35,225    $(1,857)    $  (621)   $(21,866) $23,652  $(2,552)          $32,017
Net income                                   --          --         --           --          --    1,498       --             1,498
Dividends paid ($0.18 per share)             --          --         --           --          --     (379)      --              (379)
Common stock repurchased (10,000 shares)                                                   (171)                               (171)
Amortization of MRP awards                   --          --         --          146          --       --       --               146
Tax benefits from vested
 MRP awards                                  --           43        --           --          --       --       --                43
ESOP shares released for
 allocation (14,284 shares)                  --           98        143          --          --       --       --               241
Increase in net unrealized loss on
 available-for-sale securities, net of tax   --          --         --           --          --       --   (1,285)           (1,285)

Balance at March 31, 2000                  $ 36      $35,366    $(1,714)    $  (475)   $(22,037) $24,771 $(3,837)            $32,110



See accompanying notes to consolidated financial statements

                                   YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In thousands)

                                                                                For the Six Months
                                                                                  Ended March 31,

                                                                                2000           1999
                                                                                -----          ----
Cash flows from operating activities:
  Net income                                                                 $  1,498          $1,334
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                                       70             150
   ESOP and MRP expense                                                           387             348
   Depreciation and amortization expense                                          236             168
   Amortization of deferred fees, discounts and premiums, net                     106             159
   Net gain on sales of real estate mortgage loans held for sale                  (47)           (246)
   Net (gain) loss on sales of securities                                          (1)            (73)
   Other adjustments, net                                                        (632)            689
                                                                             --------          ------
     Net cash provided by operating activities                                  1,617           2,529
                                                                             --------          ------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                     (178)        (37,098)
  Proceeds from principal payments, maturities and calls of securities:
   Available-for-sale                                                           3,458          26,369
   Held-to-maturity                                                             3,053          16,025
  Proceeds from sales of securities:
   Available-for-sale                                                              98          17,296
   Held-to-maturity
  Disbursements for loan originations                                         (79,899)        (69,599)
  Principal collections on loans                                               13,031          20,834
  Proceeds from sales of loans                                                  5,590          29,307
  Purchases of FHLB stock                                                      (1,901)            --
  Other investing cash flows                                                     (324)           (514)
                                                                             --------          ------
     Net cash  (used in) provided by investing activities                     (57,072)          2,620
                                                                             --------          ------
Cash flows from financing activities:
  Net increase in deposits                                                     31,107          22,044
  Net (decrease) increase in borrowings with
    original terms of three months or less:
     Securities repurchase agreements                                         (15,768)        (32,178)
     FHLB advances                                                            (19,575)         15,000
Proceeds (Repayments of)  from longer-term borrowings                          64,101          (4,600)
  Common stock repurchased                                                       (171)             --
  Dividends paid                                                                 (379)           (402)
                                                                             --------          ------
      Net cash  provided (used in) by financing activities                     59,315            (136)
                                                                             --------          ------
Net increase in cash and cash equivalents                                       3,860           5,013
Cash and cash equivalents at beginning of period                                4,651           4,195
  b                                                                          --------          ------

Cash and cash equivalents at end of period                                   $  8,511        $  9,208
                                                                             --------          ------
                                                                             --------          ------
Supplemental information:
  Interest paid                                                              $ 10,057        $  7,202
  Income taxes paid                                                               --              361
                                                                             --------          ------
                                                                             --------          ------

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

     On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. On March 31, 2000, $114.7 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 2000.

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

(2) Comprehensive Income
    --------------------

     During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive income for the six months ended March 31, 2000 was $213,000 consisting of $1.5 million in net income less a net increase of $1.3 million in the after-tax net unrealized loss on available-for-sale securities. For the six months ended March 31, 1999, total comprehensive loss of $10,000 consisted of net income of $1,334,000 less a net decrease of $1,344,000 in the after-tax net unrealized gain on available-for-sale securities.

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

     The following is a summary of the number of shares utilized in the Company's EPS calculations for the three and six months ended March 31, 2000 and 1999. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.





                                                                For the Three Months           For the Six Months
                                                                  Ended March 31,                Ended March 31,
                                                                2000            1999           2000          1999
                                                                ----            ----           ----          ----
                                                                                    (In Thousands)
Weighted average common shares outstanding
   for computation of basic EPS (1)                             2,008           2,456          2,007          2452
  Common-equivalent shares due to the dilutive effect of
   stock options and MRP awards (2)                                43              32             55            24
Weighted average common shares for
   computation of diluted EPS                                   2,051           2,488          2,062          2476




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

Comparison of Financial Condition at March 31, 2000 and September 30, 1999

     Total assets at March 31, 2000 amounted to $517.3 million, representing an increase of $59.6 million from $457.7 at September 30, 1999. Asset growth during the period related primarily to increased loan volume funded by deposits and borrowings reflecting the continued growth of the Company's retail franchise.

     Overall, total loans (loans receivable and mortgage loans held for sale) increased $61.1 million to $360.3 million at March 31, 2000 from $299.2 million at September 30, 1999. The loan growth during the six months ended March 31, 2000 primarily reflects loan originations net of repayments of $66.9 million less loans sold of $5.6 million. The portfolio growth in the nine month period primarily reflects increases of $42.5 million in one to four family mortgage loans, $12.2 million in multi-family loans, $4.6 million in commercial real estate loans, $2.2 million in construction loans, $699,000 in consumer loans, partially offset by a decrease of $972,000 in land loans. Total securities at March 31, 2000 decreased $8.5 million to $130.1 million from $138.6 million at September 30, 1999.

     Deposit liabilities increased $31.1 million to $304.1 million at March 31, 2000 from $273.0 million at September 30, 1999. The increase in deposit liabilities primarily reflects growth in the Company's in-store branch network of $20.7 million as well as aggressive cross-selling programs. Total borrowings increased by $28.8 million to $176.7 million at March 31, 2000 from $147.9 million at September 30, 1999. Funds from increased borrowings and deposit growth were primarily used to fund new loans.

     Stockholders' equity increased by $93,000 to $32.1 million at March 31, 2000 from $32.0 million at September 30, 1999. The increase is primarily attributable to net income retained after dividends of $1.1 million and a combined increase of $430,000 relating to the employee stock ownership plan and the management recognition plan, partially offset by a $1.3 million increase in the after-tax net unrealized loss on available-for-sale securities and $171,000 in treasury stock repurchases. The ratio of stockholders' equity to total assets decreased to 6.2% at March 31, 2000 from 7.0 % at September 30, 1999 reflecting the substantial growth in assets. Book value per share (computed based on total shares issued less treasury shares) increased to $14.41 at March 31, 2000, from $14.30 at September 30, 1999. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

Analysis of Net Interest Income

    The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and six months ended March 31, 2000 and 1999. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums which are considered yield adjustments.



                                                                     For the Quarter Ended March 31,
                                           ------------------------------------------------------------------------------------
                                                                2000                                         1999
                                           ----------------------------------------    ----------------------------------------
                                                 Average                    Average          Average                    Average
                                                 Balance    Interest     Yield/Cost          Balance     Interest    Yield/Cost

                                                                               (Dollars in thousands)

Assets
Interest-earning assets:
    Loans (1)                              $    354,616   $    6,463          7.29%     $206,204       $    3,785         7.34%
    Mortgage-backed securities (2)                91,576       1,570           6.86      115,569            1,827          6.32
    Other securities (2)                          40,537         757           7.47       38,519              676          7.02
    Other earning assets                          13,463         181           5.38       15,409              184          4.78
                                           ------------- -----------                 ------------      -----------
       Total interest-earning assets             500,192   $   8,971           7.17      375,701       $    6,472          6.89
                                                         ===========                                   ===========

Allowance for loan losses                        (1,544)                                     (1,404)
Non-interest-earning assets                       10,936                                       8,538
                                           -------------                               -------------
       Total assets                         $   509,584                                     $382,835
                                           =============                               =============
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
    NOW, club and money market accounts    $ 62,706.00          $338          2.16%     $  55,151.00      $313.00         2.27%
    Regular savings accounts (3)                  54,545         234           1.72           47,942          232          1.94
    Savings certificate accounts                 172,498       2,231           5.17          141,191        1,795          5.09
                                           ------------- -----------                   -------------  -----------
       Total interest-bearing deposits           289,749       2,803           3.87          244,284        2,340          3.83

    Borrowings                                   182,424       2,646           5.80           90,209        1,239          5.49
                                           ------------- -----------                   -------------  -----------
       Total interest-bearing liabilities        472,173  $    5,449           4.62          334,493   $    3,579          4.28
                                                         ===========                                  ===========

Non-interest-bearing liabilities                   5,625                                       6,390
                                           -------------                               -------------
       Total liabilities                         477,798                                     340,883

Stockholders' equity                              31,786                                      41,952
                                           -------------                               -------------
      Total liabilities and stockholders' eq$ity  509,584                               $    382,835
                                           =============                               =============
Net interest income                                       $    3,522                                   $     2,893
                                                         ===========                                  ===========
Average interest rate spread (4)                                              2.55%                                       2.61%
Net interest margin (5)                                                       2.82%                                       3.08%
Net interest-earning assets (6)             $      28,019                               $     41,208
                                           =============                               =============
Ratio of average interest-earning assets to
average  interest-bearing liabilities                                       105.93%                                     112.32%



(1) Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2)  Average balances represent amortized cost.
(3)  Includes mortgage escrow accounts.
(4) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities. (5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.



                                                                 For the Six Months Ended March 31,
                                     --------------------------------------------------------------------------------
                                                    2000                                      1999
                                     ----------------------------------------   -------------------------------------
                                     Average                     Average        Average                   Average
                                     Balance      Interest      Yield/Cost      Balance      Interest     Yield/Cost
                                     -------      --------      ----------      -------      --------     ----------
                                                                      (Dollars in thousands)
Assets
Interest-earning assets:
 Loans (1)                          $ 341,644     $ 12,505          7.32%         $201,137      $ 7,544         7.50%
 Mortgage-backed securities (2)        93,770        3,197          6.82           116,723        3,691         6.32
 Other securities (2)                  40,904        1,517          7.42            42,231        1,491         7.06
 Other earning assets                  13,254          340          5.13            14,647          367         5.01
                                     --------     --------                        --------     --------
    Total interest-earning assets     489,572     $ 17,559          7.17           374,738     $ 13,093         6.99
                                     --------     --------                        --------     --------
                                                  --------                                     --------
Allowance for loan losses              (,1537)                                      (1,366)
Non-interest-earning assets            11,668                                        8,260
                                     ---------                                    --------
    Total assets                    $ 499,703                                     $381,632
                                    ---------                                     --------
                                     --------                                     --------

Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
  NOW, club and money market accouts $  61,390     $    665          2.17%         $ 54,116     $    622         2.30%
  Regular savings accounts (3)          5,3910          473          1.75            47,176          479         2.03
  Savings certificate accounts         170,676        4,340          5.09           137,655        3,620         5.26
                                      ---------     --------                        --------     --------
     Total interest-bearing deposits    285,976        5,478          3.83           238,947        4,721        3.95

   Borrowings                           177,258        5,107          5.76            94,055        2,623        5.58
                                       ---------     --------                        --------     --------
     Total interest-bearing liabilities 463,234     $ 10,585          4.57           333,002     $  7,344        4.41
                                                     --------                                     --------
                                                     --------                                     --------

Non-interest-bearing liabilities         4,560                                        7,637
     Total liabilities                 467,794                                      340,639
                                                                                   --------
Stockholders' equity                    31,909                                       40,993
                                       --------
  Total liabilities and stockholders'
     equity                           $499,703                                     $381,632
                                      --------                                     --------
                                      --------                                     --------
Net interest income                                 $  6,974                                     $  5,749
                                                    --------                                     --------
                                                    --------                                     --------
Average interest rate spread (4)                                     2.60%                                        2.58%
Net interest margin (5)                                              2.85%                                        3.07%
Net interest-earning assets (6)       $ 26,338                                     $ 41,736
                                      --------                                     --------
                                      --------                                     --------
Ratio of average interest-earning assets
to average interest-bearing liabilities                            105.69%                                      112.53%






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

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months and six months ended March 31, 2000, compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                              For the Quarter Ended March 31,               For the Six Months Ended March 31,
                                                   2000 Compared to 1999                           1999 Compared to 1998
                                            ---------------------------------------    ---------------------------------------------
                                              Increase (Decrease)                         Increase (Decrease)
                                                     Due to                 Net                  Due to                    Net
                                            ------------------------                   --------------------------
                                            Volume         Rate          Change        Volume          Rate               Change
                                            ----------    ----------     ----------    ----------     -----------     --------------
                                                                                   (In thousands)

Interest-earning assets:
  Loans                                     $  2,704     $     (26)     $  2,678     $   5,146      $    (185)          $  4,961
  Mortgage-backed securities                    (403)          146          (257)         (768)           274               (494)
  Other securities                                36            45            81           (48)            74                 26
  Other earning assets                           (25)           22            (3)          (36)             9                (27)
                                            --------    ----------     ---------    ----------     -----------     ---------------
                   Total                       2,312           187         2,499         4,294            172               4,466
                                            --------    ----------     ---------    ----------     -----------     ---------------
Interest-bearing liabilities:
  NOW, club and money market accounts             41           (16)           25            80            (37)                 43
  Regular savings accounts                        30           (28)            2            64            (70)                 (6)
  Savings certificate accounts                   407            29           436           841           (121)                720
  Borrowings                                   1,333            74         1,407         2,397             87               2,484
                                            --------    ----------    ----------    ----------                     ---------------
                   Total                       1,811            59         1,870         3,382           (141)               3,241
                                            --------    ----------    ----------    ----------     ----------      ---------------

Net change in net interest income           $    501    $      128     $     629     $     912     $      313      $         1,225
                                            ========     =========     =========    ==========     ==========      ===============


Comparison of Operating Results for the Three Months Ended March 31, 2000
and 1999

     General. Net income for the three months ended March 31, 2000 was $794,000 or diluted EPS of $0.39 compared to net income of $667,000 or diluted EPS of $0.27 for the quarter ended March 31, 1999. Basic earnings per common share were $0.40 for the quarter ended March 31, 2000 compared to $0.27 for the same period in 1999. The increase in net income of $127,000 reflects an increase of $629,000 in net interest income, a $71,000 increase in income tax expense and a $40,000 decrease in the provision for loan losses, partially offset by a $446,000 increase in non-interest expense, and a $25,000 decrease in non-interest income.

     Net Interest Income. Net interest income for the quarter ended March 31, 2000 was $3.5 million, an increase of $629,000 from $2.9 million for the prior year's period. The increase primarily reflects the positive effect on net interest income of higher average interest-earning assets, primarily attributable to the investment of proceeds from deposit and borrowing growth, partially offset by a decline in the average interest rate spread. The decline in the average interest rate spread primarily reflects an increase in the cost of funds due to a larger proportion of higher-rate borrowings to total interest-bearing funds, partially offset by an increase in the yield on mortgage-backed securities and other investments. The Company's average interest rate spread decreased to 2.55% for the quarter ended March 31, 2000 from 2.61% for the same quarter last year, while the net interest margin decreased to 2.82% from 3.08% a year earlier.

     Interest Income. Interest and dividend income totaled $9.0 million for the three months ended March 31, 2000, an increase of $2.5 million compared to $6.5 million for the three months ended March 31, 1999. This increase reflects the effect of a $124.5 million increase in total average interest-earning assets coupled with a 28 basis point increase in the average yield on such assets to 7.17% for the three months ended March 31, 2000 from 6.89% for the same period in the prior year.

     Interest income on loans increased $2.7 million for the three months ended March 31, 2000 compared to the same period in the prior year, reflecting the effect of a $148.4 million increase in the average balance partially offset by a 5 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one- to four-family residential mortgage loans. The decline in the average yield was primarily attributable to the origination of lower-yielding one- to four-family adjustable rate mortgage loans with initial fixed-rate periods of five, seven, or ten years, with annual adjustments thereafter.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $176,000 to $2.3 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. Interest on mortgage-backed securities decreased by $257,000 attributable to the effects of a $24.0 million decrease in the average balance partially offset by a 54 basis point increase in the average yield. Interest on other securities increased by $81,000, primarily attributable to a $2.0 million increase in the average balance and a 45 basis point increase in the average yield.

     Interest and dividend income on other earning assets decreased $3,000, primarily attributable to a $1.9 million decrease in the average balance, partially offset by a 60 basis point increase in the average yield.

     Interest Expense. Interest expense totaled $5.4 million for the three months ended March 31, 2000, an increase of $1.9 million from the prior year's quarter. Interest expense on deposits increased $463,000 compared to the same period in the prior year, reflecting the effect of an $45.5 million increase in the average balance, coupled with a 4 basis point increase in the average rate on interest-bearing deposits to 3.87% for the three months ended March 31, 2000 from 3.83% for the three months ended March 31, 1999. The increase in average interest-bearing deposits consisted of a $31.3 million increase in average savings certificate accounts (to $172.5 million from $141.2 million), a $7.5 million increase in average NOW, club and money market accounts (to $62.7 million from $55.2 million) and a $6.6 million increase in average regular savings accounts (to $54.5 million from $47.9 million).

     Interest expense on borrowings increased $1.4 million to $2.6 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999, as the Company continued to increase borrowings, primarily Federal Home Loan Bank (FHLB) advances, to leverage available capital and support further loan growth. Total borrowings averaged $182.4 million for the three months ended March 31, 2000 at an average rate of 5.80% compared to $90.2 million and 5.49%, respectively, for the prior-year quarter. See "Liquidity and Capital Resources" for further discussion of the Company's securities repurchase agreements.

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

      The provision for loan losses was $35,000 and $75,000 for the three months ended March 31, 2000 and 1999, respectively. Non-performing loans totaled $400,000 at March 31, 2000, compared to $755,000 at September 30, 1999 and $777,000 at March 31, 1999. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

Non-Interest Income. Non-interest income for the three months ended March 31, 2000 decreased $25,000 to $418,000, from $443,000 for the comparable period in 1999. The decrease is primarily attributable to a $85,000 decrease in the net gain on sales of real estate mortgage loans held for sale, a $73,000 decrease in the net gain on sales of securities, a $31,000 decrease in other non-interest income, partially offset by a $164,000 increase in service charges and fee income. In the three months ended March 31, 2000, mortgage loan sales totaled $2.6 million resulting in net gains of $24,000 (including the recognition of mortgage servicing assets), as compared to loan sales of $9.2 million in the 1999 quarter, which resulted in gains of $109,000. The net loss on sales of securities amounted to $3,000 for the three months ended March 31, 2000 as compared to gains of $70,000 for the March 31, 1999, quarter. The increase in service charges and fee income primarily results from $78,000 in income from Yonkers Financial Services, Inc, a wholly-owned subsidiary of the Association that began its operations to sell annuities and mutual funds in the quarter ended December 31, 1999, as well as increases in transaction volume.

     Non-interest Expense. Non-interest expense increased $446,000 to $2.6 million for the three months ended March 31, 2000, compared to $2.2 million for the three months ended March 31, 1999. Compensation and benefits expense increased $281,000 from the prior-year primarily due to increased costs relating to additional staffing in three new in-store branches and the loan department coupled with performance-based increases for certain staff members. The $113,000 increase in other non-interest expense is primarily attributable to costs associated with the proxy fight that was successfully concluded in January of this year. The increases of $40,000 in data processing service fees and $33,000 in occupancy and equipment expense primarily reflects increased costs associated with the establishment of in-store branches in May 1999, September 1999, and October 1999.

     Income Tax Expense. Income tax expense was $465,000 for the three months ended March 31, 2000 and $394,000 for the comparable 1999 period, reflecting higher pre-tax income and effective tax rates of 36.9% and 37.13 %, respectively.


Comparison of Operating Results for the Six Months Ended March 31, 2000 and 1999

     General. Net income for the six months ended March 31, 2000 was $1.5 million or diluted earnings per common share of $0.73, compared to net income of $1.3 million or diluted earnings per common share of $0.54 for the six months ended March 31, 1999. The $164,000 increase in net income was attributable to a $1.2 million increase in net interest income, a $80,000 decrease in the provision for loan losses, partially offset by a $1.1 million increase in non-interest expense, a $28,000 increase in income tax expense, and a $5,000 decrease in non-interest income.

     Net Interest Income. Net interest income for the six months ended March 31, 2000 was $7.0 million, as compared to $5.8 million for the same period in the prior year. The increase primarily reflects the positive effect on net interest income of higher average interest earning assets, primarily attributable to the investment of proceeds from deposits and borrowing growth and an increase in the average interest rate spread. The Company's average interest rate spread increased to 2.60% for the six months ended March 31, 2000 from 2.58% for the same period in the prior year, while the net interest margin decreased to 2.85% for the 2000 six month period from 3.07% a year earlier.

     Interest Income. Interest and dividend income totaled $17.6 million for the six months ended March 31, 2000, an increase of $4.5 million compared to $13.1 million for the six months ended March 31, 1999. This increase reflects the effect of a $114.8 million increase in total average interest-earning assets and an 18 basis point increase in the average yield on such assets to 7.17% for the six months ended March 31, 2000 from 6.99% for the same period in the prior year.

     Interest income on loans increased $5.0 million for the six months ended March 31, 2000 compared to the same period in the prior year, reflecting the effect of a $140.5 million increase in the average balance partially offset by an 18 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one-to-four family residential mortgage loans. The lower average yield reflects the origination of lower-yielding one- to four-family adjustable rate mortgage loans with initial fixed-rate periods of five, seven, or ten years, with annual adjustments thereafter.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $468,000 to $4.7 million for the six months ended March 31, 2000 from $5.2 million for the six months ended March 31, 1999. Interest on mortgage-backed securities decreased by $494,000, attributable to the effects of a $23.0 million decrease in the average balance, partially offset by a 50 basis point increase in the average yield. Interest on other securities increased by $26,000, primarily attributable to 36 basis point increase in the average yield, partially offset by a $1.3 million decrease in the average balance.

     Interest and dividend income on other earning assets decreased $27,000, primarily attributable to a $1.4 million decrease in the average balance partially offset by a 12 basis point increase in the average yield.

     Interest Expense. Interest expense totaled $10.6 million for the six months ended March 31, 2000, an increase of $3.2 million from the prior year's six months. Interest expense on deposits increased $757,000 compared to the same period in the prior year, reflecting the effect of an $47.0 million increase in the average balance partially offset by a 12 basis point decrease in the average rate on interest-bearing deposits to 3.83% from 3.95% for the six months ended March 31, 1999. The increase in average interest-bearing deposits consisted of a $33.0 million increase in average savings certificate accounts (to $170.7 million from $137.7 million), a $7.3 million increase in average NOW, club and money market accounts (to $61.4 million from $54.1 million) and a $6.7 million increase in average regular savings accounts (to $53.9 million from $47.2 million).

     Interest expense on borrowings increased $2.5 million to $5.1 million for the six months ended March 31, 2000 from $2.6 million for the six months ended March 31, 1999. Total borrowings for the period averaged $177.3 million with an average rate of 5.76% compared to $94.1 million and 5.58%, respectively, for the prior-year's period. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

     Provision for Loan Losses. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $70,000 and $150,000 for the six months ended March 31, 2000 and 1999, respectively. Net loan charge-offs were $6,600 for the six months ended March 31, 2000 compared to net recoveries of

$1,000 for the six months ended March 31, 1999. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

     Non-Interest Income. Non-interest income for the six months ended March 31, 2000 decreased $5,000, to $728,000 from $733,000 for the comparable period in 1999. The decrease is primarily attributable to decreases in the net gain on sales of loans held for sale, the net gain on sales of securities, and other non-interest income, partially offset by an increase in service charges and fee income. Mortgage loans sold during the six months ended March 31, 2000 amounted to $5.6 million resulting in net gains of $47,000, as compared to loan sales of $29.3 million during the six months ended March 31, 1999, which resulted in net gains of $246,000. Net gain on sales of securities amounted to $1,000 for the six months ended March 31, 2000 reflecting sales of $98,000 in available-for-sale securities during the period, while gains of $73,000 were incurred on sales of $17.2 million in the prior year's period. The increase in service charges and fee income primarily results from $93,000 in income from Yonkers Financial Services Inc., a wholly-owned subsidiary of the Association that began its operations to sell annuities and mutual funds in the quarter ended December 31, 1999 as well as increases in transaction volume.

     Non-interest Expense. Non-interest expense increased $1.1 million to $5.2 million for the six months ended March 31, 2000, compared to $4.1 million for the six months ended March 31, 1999. Compensation and benefits expense increased $592,000 from the prior-year six months primarily due to increased costs relating to additional staffing in three new in-store branches and the loan department coupled with performance-based increases for certain staff members. The $319,000 increase in other non-interest expense is primarily attributable to costs associated with the proxy fight that was successfully concluded in January of this year and the three new in-store branches. The increases of $143,000 in occupancy and equipment and $69,000 in data processing service fees primarily reflects increased costs associated with the establishment of in-store branches in May 1999, September 1999, and October 1999.

     Income Tax Expense. Income tax expense for the six months ended March 31, 2000 was $885,000 as compared to $857,000 for the 1999 period, reflecting higher pre-tax income and effective tax rates of 37.1% and 39.1%, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT.


Asset Quality

     Non-performing loans totaled $400,000 at March 31, 2000, compared to $755,000 at September 30, 1999 and $777,000 March 31, 1999. The ratio of non-performing loans to total loans receivable was 0.11% at March 31, 2000, compared to 0.25% at September 30, 1999 and 0.37% at March 31, 1999.

The allowance for loan losses was $1.6 million or 0.43% of total loans receivable at March 31, 2000, compared to $1.5 million or 0.50% of total loans receivable at September 30, 1999 and $1.5 million or 0.69% at March 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 391.50% at March 31, 2000, compared to 199.07% at September 30, 1999 and 187.00% at March 31, 1999.

     The following table sets forth, certain asset quality ratios and other data at the dates indicated:




                                                       March 31,                September 30,            March 31,
                                                         2000                       1999                     1999
                                                       --------                 -------------            --------
                                                                       (Dollars in thousands)

Non-accrual loans past due ninety days or more:
  Real estate mortgage loans:
    One-to-four family                                 $  230                   $  347                   $  552
    Commercial                                            105                      305                      198
    Consumer Loans                                                                  65                      103
                                                       ------                   ------                   -------
      Total                                               400                      755                      777

Real estate owned, net                                    ---                      ---                      183
                                                       ------                   ------                   ------
Total non-performing assets                            $  400                   $  755                   $  960
                                                       ======                   ======                   ======
Allowance for loan losses                              $1,566                   $1,503                   $1,453
                                                       ======                   ======                   ======

Ratios:

Non-performing loans to total loans receivable           0.11%                    0.25%                    0.37%
Non-performing assets to total assets                    0.08                     0.16                     0.25
Allowance for loans loss to:
  Non-performing loans                                 391.50                   199.07                   187.00
  Total loans receivable                                 0.43                     0.50                     0.69


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

     The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at March 31, 2000 was 4.0%, and the Company's actual liquidity ratio was 6.3%.

    The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At March 31, 2000, the Company had outstanding loan origination commitments of $19.2 million, unadvanced home equity lines of credit of $4.1 million and undisbursed construction loans in process of $4.4 million. The
Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At March 31, 2000, the Company had the ability to obtain additional FHLB advances of approximately $75.5 million. Certificates of deposit scheduled to mature in one year or less from March 31, 2000 totaled $103.8 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at March 31, 2000 consisted of $98.2 million in borrowings under securities repurchase agreements and FHLB advances of $78.5 million. FHLB advances at March 31, 2000 had a weighted average interest rate of 6.09% and a weighted average term to maturity of 3.1 years with a call date in
1.2 years. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the six months ended March 31, 2000, the average borrowings under these agreements amounted to $109.9 million and the maximum month-end balance outstanding was $114.1 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of March 31, 2000 is summarized as follows:




                                Repurchase Borrowings
-------------------------------------------------------------------------------------
                                                                      Accrued               Weighted               Fair Value
                                                                      Interest              Average              of Collateral
    Remaining Term to Final Maturity (1)          Amount            Payable (2)               Rate               Securities (3)
-------------------------------------------- ----------------- ---------------------- --------------------  ------------------------
                                                                                      (Dollars in thousands)
                                                                                      --------------------  ------------------------
Within 30 days                               $     7,000       $         4                 5.85              $          10,601
After 30 days but within one year                 20,181               110                 6.03                         21,132
After one but within three years                  22,500               168                 5.99                         26,807
After three but within five years                  8,100               ---                 5.97                          8,445
After five years                                  40,412               340                 5.67                         43,391
                                             -----------       -----------                                   -----------------
                   Total                     $    98,193       $       622                 5.86              $         110,376
                                             ===========       ===========                                   =================



(1) The weighted average remaining term to final maturity was approximately
4.6 years at March 31, 2000. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 1.6 years at March 31, 2000.
(2) Included in other  liabilities in the  consolidated  balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($81.0 million) and other debt securities ($29.4 million) which were transferred to the counterparty, including accrued interest receivable of $1.1 million. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $96.6 million and $13.8 million, respectively.

     At March 31, 2000, the Company's "amount at risk" under securities repurchase agreements was approximately $11.6 million. This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

     At March 31, 2000 the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.37% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.37% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 14.89%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

Year 2000 Considerations

     As of the time of this filing, the Company's core systems are functioning well with no known interruptions associated with the Y2K issues. The Company is also not aware of any significant events that have happened with any of its vendors in connection with the Y2K issue, however there may have been negative effects that we are not aware of. We plan to continue to monitor our systems as well as those of our vendors. Costs incurred through March 31, 2000 were approximately $150,000. This includes Y2K remediation efforts and planned system upgrades related to business expansion. Approximately $115,000 of this cost was recognized in fiscal 1999. Management estimates that remaining costs will be nominal.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     a.   The Company held its annual meeting of stockholders on January 27,
          2000

     b. The following Directors were elected at the meeting: Donald R. Angelilli, William G. Bachop, and Eben T. Walker. The terms of office of the following Directors contiuned after the meeting: Richard F. Komosinski, Charles D. Lohrfink, Michael Martin, and P. Anthony Sarubbi
     c. The following matters were voted upon, with the results of the voting on such matters indicated:

         1.  Election of directors:

    NOMINEE                            FOR                        WITHHELD
    -------                            ---                        --------
    Donald R. Angelilli                1,189,117                   20,982
    William G. Bachop                  1,187,605                   22,494
    Eben T. Walker                     1,188,117                   21,982
    Lawrence B. Seidman                  648,747                    2,080
    Dennis Pollack                       648,747                    2,080

    Broker Non-Vote:                     319,583

2. Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2,000:

   For:                               1,784,737
   Against:                              14,944
   Abstained:                            61,245
   Broker Non-Vote:                     319,283


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

         Exhibit No.                                             Name
              27                                        Financial Data Schedule

         (b)  Reports on Form 8-K

During the quarter ended March 31, 2000, the Company filed the following reports on form 8-K:

On January 7, 2000, under Item 5, the Company issued a press release in connection with estimated first quarter earnings.

On January 13, 2000, under Item 5, the Company issued a press release in connection with projected annual earnings.

On January 18, 2000, under Item 5, the Company issued a press release in connection with a Standstill Agreement.

On January 27, 2000, under Item 5, the Company issued a press release in connection with first quarter earnings and dividend declaration.

On January 28, 2000, under Item 5, the Company issued a press release in connection with the results of annual meeting.

A Form 8K/A was filed on February 29, 2000, under Item 7, in connection with Amended and Restated Standstill Agreement.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          YONKERS FINANCIAL CORPORATION
                                          (Registrant)


Date:  May 12, 2000                       /s/  Richard F. Komosinski
                                          --------------------------
                                          Richard F. Komosinski,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 12, 2000                       /s/ Joseph D. Roberto
                                          ----------------------
                                          Joseph D. Roberto
                                          Vice President, Treasurer and
                                           Chief Financial Officer
                                          (Principal Financial Officer)