Form 10-Q
period 2000-06-30
YONKERS FINANCIAL CORP
filed 2000-08-11
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to  _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock             Number of Shares Outstanding, June 30, 2000
-----------------------            --------------------------------------------
  $0.01 Par Value                                          2,228,739

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2000



                                                                           Page
                                                                          Number
                                                                          ------
                         PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets at June 30, 2000 and
           September 30, 1999 ..............................................   2
          Consolidated Statements of Income for the Three and Nine Months
           Ended June 30, 2000 and 1999.....................................   3
          Consolidated Statement of Changes in Stockholders' Equity
           for the Nine Months Ended June 30, 2000..........................   4
          Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 2000 and 1999.....................................   5
          Notes to Consolidated Financial Statements........................   6
Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................   8
Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk......................................................  20



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  20
Item 2.   Changes in Securities ............................................  21
Item 3.   Defaults Upon Senior Securities ..................................  21
Item 4.   Submission of Matters to a Vote of Security Holders ..............  21
Item 5.   Other Information ................................................  21
Item 6.   Exhibits and Reports on Form 8-K .................................  21
          Signature Page ...................................................  22

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     June 30,          September 30,
                                                                                       2000                1999
ASSETS
Cash and cash equivalents:                                                      $      6,308         $      4,651
Short-term investments                                                                 4,500                    0
                                                                                ------------         ------------
     Total cash and cash equivalents                                                  10,808                4,651
Securities:
     Available-for-sale, at fair value (amortized cost of $116,695 in 2000
       and $120,996 in 1999)                                                         110,869              116,712
     Held-to-maturity, at amortized cost (fair value of $17,100 in 2000
      and $21,959 in 1999)                                                            17,290               21,936
                                                                                ------------         ------------
          Total securities                                                           128,159              138,648
                                                                                ------------         ------------
Real estate mortgage loans held for sale, at lower of cost or market value             1,565                1,226
                                                                                ------------         ------------
Loans receivable, net:
     Real estate mortgage loans                                                      355,576              291,199
     Consumer and commercial business loans                                           10,464                8,254
     Allowance for loan losses                                                        (1,634)              (1,503)
                                                                                ------------         ------------
          Total loans receivable, net                                                364,406              297,950
                                                                                ------------         ------------
Federal Home Loan Bank  ("FHLB") stock                                                 9,298                7,397
Accrued interest receivable                                                            3,343                2,750
Office properties and equipment, net                                                   1,971                1,984
Other assets                                                                           3,505                3,089
          Total assets                                                          $    523,055          $   457,695
                                                                                ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                   $    319,713          $   272,974
     Securities repurchase agreements                                                 91,012               99,987
     FHLB advances                                                                    74,400               47,948
     Other liabilities                                                                 4,631                4,769
                                                                                ------------          -----------
         Total liabilities                                                           489,756              425,678
                                                                                ------------          -----------

Stockholders' equity:
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                                    --                   --
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                                       36                    36
     Additional paid-in capital                                                       35,401                35,225
     Unallocated common stock  held by employee stock
        ownership plan ("ESOP")                                                       (1,643)               (1,857)
     Unamortized awards of common stock under  management                                 --
        recognition plan ("MRP")                                                        (402)                 (621)
     Treasury stock, at cost ( 1,322,011 shares in 2000 and
        1,332,011 shares in 1999)                                                    (22,037)              (21,866)
     Retained income, substantially restricted                                        25,440                23,652
     Accumulated other comprehensive loss  (note 2)                                   (3,496)               (2,552)
                                                                                ------------           -----------
          Total stockholders' equity                                                  33,299                32,017
                                                                                ------------           -----------
          Total liabilities and stockholders' equity                            $    523,055           $   457,695
                                                                                ============           ===========


                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  For the Three Months           For the Nine Months
                                                                    Ended June 30,                Ended June 30,
                                                                --------------------------    ---------------------------
                                                                   2000          1999            2000           1999
                                                                   ----          ----            ----           ----
Interest and dividend income:
   Loans                                                            $ 6,708       $ 4,190        $ 19,213       $ 11,734
   Securities                                                         2,287         2,306           7,001          7,487
   Other earning assets                                                 234           153             575            520
                                                                ------------  ------------    ------------  ------------
                                                                ------------  ------------    ------------  ------------
     Total interest and dividend income                               9,229         6,649          26,789         19,741
                                                                ------------  ------------    ------------  -------------
Interest expense:
   Deposits                                                           3,106         2,392           8,584          7,112
   Securities repurchase agreements                                   1,381         1,048           4,560          3,363
   FHLB advances                                                      1,224           145           3,151            452
                                                                ------------  ------------    ------------  -------------
     Total interest expense                                           5,711         3,585          16,295         10,927
                                                                ------------  ------------    ------------  -------------

       Net interest income                                            3,518         3,064          10,494          8,814


Provision for loan losses                                                75            50             145            200
                                                                ------------  ------------    ------------  -------------
       Net interest income after provision for loan losses            3,443         3,014          10,349          8,614
                                                                ------------  ------------    ------------  -------------
Non-interest income:
   Service charges and fees                                             361           189             977            512
   Net gain on sales of real estate mortgage
      loans held for sale                                                33           (65)             81            181
   Net gain (loss) on sales of securities                                 9            25               9             98
   Other                                                                 10            16              75            106
                                                                ------------  ------------    ------------  -------------
      Total non-interest income                                         413           165           1,142            897
                                                                ------------  ------------    ------------  -------------

Non-interest expense:
   Compensation and benefits                                           1,406         1,194           4,269
   Occupancy and equipment                                               373           324           1,068            874
   Data processing service fees                                          190           154             578            473
   Federal deposit insurance costs                                        14            36              67            104
   Other                                                                 508           445           1,759
                                                                 ------------  ------------    ------------  -------------
      Total non-interest expense                                       2,491         2,153           7,741
                                                                 ------------  ------------    ------------  -------------

        Income before income tax expense                               1,365         1,026           3,750

Income tax  expense                                                      500           369           1,386
                                                                 ------------  ------------    ------------  -------------

       Net income                                                    $  865        $  657         $ 2,364        $ 1,991
                                                                ============  ============    ============  =============

Earnings per common share:
       Basic                                                         $ 0.43        $ 0.28          $ 1.18         $ 0.82
       Diluted                                                         0.42          0.27            1.15           0.81
                                                                ============  ============    ============  =============



See accompanying notes to financial statements

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

                                                              Unallocated  Unamortized
                                                               Common      Awards of                     Accumulated
                                                    Additional Stock       Common                        Other           Total
                                            Common  Paid-in    Held        Stock     Treasury  Retained  Comprehensive  Stockholders
                                            Stock   Capital    by ESOP     Under MRP Stock     Income    Loss            Equity

Balance at September 30, 1999               $36     $35,225    $(1,857)     $(621)   $(21,866) $23,652   $2,552)         $32,017
 Net income                                  --         --          --         --          --    2,363       --            2,363
 Dividends paid ($0.27 per share)            --         --          --         --          --     (575)      --             (575)
 Common stock repurchased (10,000 shares)                                                (171)                              (171)
 Amortization of MRP awards                  --         --          --        219          --       --       --              219
 Tax benefits from vested
  MRP awards                                 --         43          --         --          --       --       --               43
 ESOP shares released for
  allocation (21,426 shares)                 --        133         214         --          --       --       --              347
 Increase in net unrealized loss on
  available-for-sale securities, net of tax  --         --          --         --          --       --     (944)            (944)

                                           ----     ------     -------      -----    -------     ------- -------         -------
Balance at June 30, 2000                    $36     $35,401    $(1,643)     $(402)   $(22,037)   $25,440 $(3,496)        $33,299
                                           ====     ======     =======      =====    ========    ======= =======         =======




See accompanying notes to consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  For the Nine Months
                                                                                     Ended June 30,
                                                                                  -------------------
                                                                                  2000           1999
                                                                                  ----           ----
Cash flows from operating activities:
  Net income                                                                   $  2,363         $ 1,991
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Provision for loan losses                                                          145             200
 ESOP and MRP expense                                                               566             540
  Depreciation and amortization expense                                             355             262
  Amortization of deferred fees, discounts and premiums, net                        182             225
   Net gain on sales of real estate mortgage loans held for sale                    (80)           (181)
  Net (gain) loss on sales of securities                                            (10)            (98)
Other adjustments, net                                                             (466)          1,887
                                                                               --------         -------
        Net cash provided by operating activities                                 3,055           4,826
                                                                               --------        --------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                     (1,684)        (49,302)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                           5,745          36,379
    Held-to-maturity                                                              4,646          19,004
  Proceeds from sales of securitie:
    Available-for-sale                                                              185          17,647
    Held-to-maturity
 Disbursements for loan originations                                           (100,016)       (100,005)
 Principal collections on loans                                                  23,879          28,731
 Proceeds from sales of loans                                                     9,120          34,201
  Purchases of FHLB stock                                                        (1,901)             --
  Other investing cash flows                                                       (342)           (708)
                                                                               --------         -------
          Net cash used in investing activities                                 (60,368)        (14,053)
                                                                               --------         --------
Cash flows from financing activities:
  Net increase in deposits                                                       46,739          31,270
Net (decrease) increase in borrowings with
     original terms of three months or less:
       Securities repurchase agreements                                         (22,949)        (32,178)
      FHLB advances                                                              12,325           4,000
 Proceeds from longer-term borrowings                                            28,101          10,400
 Common stock repurchased                                                          (171)         (2,385)
  Dividends paid                                                                   (575)           (594)
                                                                               --------        --------
       Net cash  provided by financing activities                                63,470          10,513
                                                                               --------        --------
Net  increase in cash and cash equivalents                                        6,157           1,286
Cash and cash equivalents at beginning of period                                  4,651           4,195
                                                                               --------        --------
Cash and cash equivalents at end of period                                     $ 10,808        $  5,481
                                                                               ========        ========
Supplemental information:
  Interest paid                                                                $ 15,557        $ 10,701
  Income taxes paid                                                                  --             741
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

     On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. On June 30, 2000, $104.3 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending September 30, 2000.

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

(2) Comprehensive Income

     During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive income for the nine months ended June 30, 2000 was $1.4 million consisting of $2.4 million in net income less a net increase of $944,000 in the after-tax net unrealized loss on available-for-sale securities. For the nine months ended June 30, 1999, total comprehensive loss of $1.2 million consisted of net income of $2.0 million less a net decrease of $3.2 million in the after-tax net unrealized gain on available-for-sale securities.

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

     The following is a summary of the number of shares utilized in the Company's EPS calculations for the three and nine months ended June 30, 2000 and 1999. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

                                                            For Three Months             For the Nine Months
                                                              Ended June 30,                 Ended June 30,
                                                            2000         1999            2000          1999
                                                            ----         ----            ----          ----
                                                                              (In Thousands)
Weighted average common shares outstanding
  for computation of basic EPS (1)                          2,012        2,383            2,009        2,429
Common-equivalent shares due to the dilutive effect of
  stock options and MRP awards (2)                             29           53               47           35
                                                            -----        -----            -----        -----
Weighted average common shares for
  computation of diluted EPS                                2,041        2,436            2,056        2,464
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

Comparison of Financial Condition at June 30, 2000 and September 30, 1999

     Total assets at June 30, 2000 amounted to $523.1 million, an increase of $65.4 million, or 14.3%, from $457.7 million at September 30, 1999. Asset growth during the period related primarily to increased loan volume funded by deposits and borrowings reflecting the continued growth of the Company's retail franchise.

     Overall, total loans (loans receivable and mortgage loans held for sale) increased $66.8 million or 22.3%, to $366.0 million at June 30, 2000 from $299.2 million at September 30, 1999. The loan growth during the nine months ended June 30, 2000 primarily reflects loan originations net of repayments of $76.1 million less loans sold of $9.1 million. The portfolio growth in the nine month period primarily reflects increases of $42.1 million in one-to four-family mortgage loans, $14.6 million in multi-family loans, $6.0 million in commercial real estate loans, $2.2 million in construction loans, $2.2 million in consumer and commercial loans, partially offset by a decrease of $256,000 in land loans. Total securities at June 30, 2000 decreased $10.4 million to $128.2 million from $138.6 million at September 30, 1999.

     Deposit liabilities increased $46.7 million to $319.7 million at June 30, 2000 from $273.0 million at September 30, 1999. The increase in deposit liabilities primarily reflects growth in the Company's in-store branch network of $27.8 million as well as aggressive cross-selling programs. Total borrowings increased by $17.5 million to $165.4 million at June 30, 2000 from $147.9 million at September 30, 1999. Funds from increased borrowings and deposit growth were primarily used to fund new loans.

     Stockholders' equity increased by $1.3 million to $33.3 million at June 30, 2000 from $32.0 million at September 30, 1999. The increase is primarily attributable to net income retained after dividends of $1.8 million and a combined increase of $609,000 relating to the employee stock ownership plan and the management recognition plan, partially offset by a $944,000 increase in the after-tax net unrealized loss on available-for-sale securities and $171,000 in treasury stock repurchases. The ratio of stockholders' equity to total assets decreased to 6.4% at June 30, 2000 from 7.0% at September 30, 1999 reflecting the substantial growth in assets. Book value per share (computed based on total shares issued less treasury shares) increased to $14.94 at June 30, 2000, from $14.30 at September 30, 1999. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

Analysis of Net Interest Income

    The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and nine months ended June 30, 2000 and 1999. The yields and costs were derived by dividing interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums which are considered yield adjustments.

                                                                For the Quarter Ended June 30,
                                         -----------------------------------    --------------------------------------------------
                                                          2000                                          1999
                                         -----------------------------------    ------------------------------------------
                                          Average                   Average     Average                    Average
                                          Balance      Interest   Yield/Cost    Balance     Interest     Yield/Cost
Assets (Dollars in thousands)
Interest-earning assets:
    Loans (1)                             $364,641     $  6,708     7.36%      $226,268      $   4,190     7.41%
    Mortgage-backed securities (2)          87,635        1,516     6.92        105,577          1,675     6.35
    Other securities (2)                    41,278          771     7.47         36,183            631     6.98
    Other earning assets                    14,131          234     6.62         11,844            153     5.17
                                          --------     --------                --------      ---------
       Total interest-earning assets       507,685     $  9,229     7.27        379,872      $   6,649     7.00
                                                       ========                              =========

Allowance for loan losses                   (1,571)                              (1,467)
Non-interest-earning assets                 11,320                               13,061
                                          --------                             --------
       Total assets                       $517,434                             $391,466
                                          ========                             ========
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
    NOW, club and money market accounts   $ 64,102     $    341     2.13%      $ 57,772      $     330     2.28%
    Regular savings accounts (3)            57,054          242     1.70         49,369            230     1.86
    Savings certificate accounts           188,993        2,523     5.34        148,168          1,832     4.95
                                          --------     --------                --------      ---------
       Total interest-bearing deposits     310,149        3,106     4.01        255,309          2,392     3.75

    Borrowings                             170,718        2,605     6.10         87,682          1,193     5.44
                                          --------     --------                --------      ---------
       Total interest-bearing liabilities  480,867     $  5,711     4.75        342,991      $   3,585     4.18
                                                       ========                              =========

Non-interest-bearing liabilities             4,516                                8,422
                                          --------                             --------
       Total liabilities                   485,383                              351,413

Stockholders' equity                        32,051                               40,053
                                          --------                             --------
 Total liabilities and stockholders'equiy  517,434                             $391,466
                                          ========                             ========
Net interest income                                    $  3,518                              $   3,064
                                                       ========                              =========
Average interest rate spread (4)                                    2.52%                                  2.82%
Net interest margin (5)                                             2.77%                                  3.23%
Net interest-earning assets (6)           $ 26,818                             $ 36,881
                                          ========                             ========
Ratio of average interest-earning assets to
average
    interest-bearing liabilities                                  105.58%                                110.75%


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



                                                                    For the Nine Months Ended June 30,
                                                ---------------------------------------------------------------------------------
                                                            2000                                           1999
                                                -----------------------------------       ---------------------------------------
                                                Average                   Average         Average                         Average
                                                Balance    Interest      Yield/Cost       Balance       Interest       Yield/Cost
                                                -------    --------      ----------       -------       --------       ----------
Assets                                                                    (Dollars in thousands)
Interest-earning assets:
 Loans (1)                                    $349,310     $ 19,213         7.33%         $209,514      $ 11,734          7.47%
 Mortgage-backed securities (2)                 91,725        4,712         6.85           113,007         5,366          6.33
 Other securities (2)                           41,029        2,289         7.44            40,215         2,122          7.04
 Other earning assets                           13,546          574         5.65            13,713           520          5.06
                                               -------     --------                        -------      --------
  Total interest-earning assets                495,610     $ 26,788         7.21           376,449      $ 19,742          6.99
                                                           ========                                     ========

Allowance for loan losses                       (1,548)                                     (1,400)
Non-interest-earning assets                     11,552                                       9,861
                                              -------                                     --------
  Total assets                                $505,614                                    $384,910
                                              ========                                    ========
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
 NOW, club and money market accounts          $ 62,294     $  1,006         2.15%         $ 55,334      $    952          2.29%
 Regular savings accounts (3)                   54,958          715         1.73            47,907           709          1.97
 Savings certificate accounts                  176,782        6,863         5.18           140,343         5,452          5.18
                                              --------     --------                       --------       -------
  Total interest-bearing deposits              294,034        8,584         3.89           243,584         7,113          3.89

  Borrowings                                   175,077        7,712         5.87            91,931         3,816          5.53
                                              --------      -------                        -------       -------
   Total interest-bearing liabilities          469,111     $ 16,296         4.63           335,515      $ 10,929          4.34
                                                           ========                                     ========

Non-interest-bearing liabilities                 4,546                                       8,716
  Total liabilities                            473,657                                     344,231

Stockholders' equity                            31,957                                       40,679
                                              --------                                     --------
  Total liabilities and stockholders' eqity   $505,614                                     $384,910
                                              ========                                     ========
Net interest income                                        $ 10,492                                     $  8,813
                                                           ========                                     ========
Average interest rate spread (4)                                            2.58%                                         2.65%
Net interest margin (5)                                                     2.82%                                         3.12%
Net interest-earning assets (6)               $ 26,499                                     $ 40,934
                                              ========                                     ========
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                     105.65%

                                    112.20%

(1) Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2) Average balances represent amortized cost
(3)  Includes mortgage escrow accounts.
(4) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months and nine months ended June 30, 2000, compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                           For the Quarter Ended June 30,       For the Nine Months Ended June 30,
                                                2000 Compared to 1999                  2000 Compared to 1999
                                         -----------------------------------   -------------------------------------
                                          Increase (Decrease)                    Increase (Decrease)
                                                 Due to               Net              Due to                Net
                                         ----------------------                -----------------------
                                          Volume        Rate        Change       Volume        Rate         Change
                                         ---------   ----------    ---------   ----------   ----------    ----------
                                                                       (In thousands)
  Loans                                     $2,546    $     (28)     $ 2,518     $  7,703     $   (224)      $ 7,479
  Mortgage-backed securities                  (301)         142         (159)      (1,069)         415          (654)
  Other securities                              93           47          140           44          123           167
  Other earning assets                          33           48           81           (6)          60            54
                                         ---------   ----------    ---------   ----------   ----------    ----------
Total                                        2,371          209        2,580        6,672          374         7,046
                                         ---------   ----------    ---------   ----------   ----------    ----------
Interest-bearing liabilities:
  NOW, club and money market accounts           34         (23)           11          115          (61)           54
  Regular savings accounts                      33         (21)           12           98          (92)            6
  Savings certificate accounts                 537          154          691        1,411           --         1,411
  Borrowings                                 1,252          160        1,412        3,648          248         3,896
                                         ---------   ---------     ---------   ----------   ----------    ----------
Total                                        1,856          270        2,126        5,272           95         5,367
                                         ---------   ----------    ---------   ----------   ----------    ----------

Net change in net interest income         $    515    $     (61)    $    454     $  1,400    $      279    $   1,679
                                         =========   ==========    =========   ==========   ==========    ==========



Comparison of Operating Results for the Three Months Ended June 30, 2000
 and 1999

     General. Net income for the three months ended June 30, 2000 was $865,000 or diluted EPS of $0.42 compared to net income of $657,000 or diluted EPS of $0.27 for the quarter ended June 30, 1999. Basic earnings per common share were $0.43 for the quarter ended June 30, 2000 compared to $0.28 for the same period in 1999. The increase in net income of $208,000 reflects an increase of $454,000 in net interest income, a $248,000 increase in non-interest income, partially offset by a $338,000 increase in non-interest expense, a $131,000 increase in income tax expense and a $25,000 increase in the provision for loan losses.

     Net Interest Income Net interest income for the quarter ended June 30, 2000 was $3.5 million, an increase of $454,000 from $3.1 million for the prior year's period. The increase primarily reflects the positive effect on net interest income of higher average interest-earning assets, primarily attributable to the investment of proceeds from deposit and borrowing growth, partially offset by a decline in the average interest rate spread. The decline in the average interest rate spread primarily reflects an increase in the cost of savings certificate accounts and borrowings in addition to a larger proportion of higher-rate borrowings to total interest-bearing funds. The increase in the cost of funds was partially offset by an increase in the yield on mortgage-backed securities and other investments. The Company's average interest rate spread decreased to 2.52% for the quarter ended June 30, 2000 from 2.82% for the same quarter last year, while the net interest margin decreased to 2.77% from 3.23% a year earlier.

     Interest Income. Interest and dividend income totaled $9.2 million for the three months ended June 30, 2000, an increase of $2.6 million compared to $6.6 million for the three months ended June 30, 1999. This increase reflects the effect of a $127.8 million increase in total average interest-earning assets coupled with a 27 basis point increase in the average yield on such assets to 7.27% for the three months ended June 30, 2000 from 7.00% for the same period in the prior year.

     Interest income on loans increased $2.5 million for the three months ended June 30, 2000 compared to the same period in the prior year, reflecting the effect of a $138.4 million increase in the average balance partially offset by a 5 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one- to four-family residential mortgage loans. The decline in the average yield was primarily attributable to the origination of lower-yielding one- to four-family adjustable rate mortgage loans with initial fixed-rate periods of five, seven, or ten years, with annual adjustments thereafter.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $19,000 to $2.3 million for the three months ended June 30, 2000. Interest on mortgage-backed securities decreased by $159,000 attributable to the effects of a $17.9 million decrease in the average balance partially offset by a 57 basis point increase in the average yield. Interest on other securities increased by $140,000, primarily attributable to a $5.1 million increase in the average balance and a 49 basis point increase in the average yield.

     Interest and dividend income on other earning assets increased $81,000, primarily attributable to a $2.3 million decrease in the average balance, as well as a 145 basis point increase in the average yield.

     Interest Expense. Interest expense totaled $5.7 million for the three months ended June 30, 2000, an increase of $2.1 million from the prior year's quarter. Interest expense on deposits increased $714,000 compared to the same period in the prior year, reflecting the effect of an $54.8 million increase in the average balance and a 26 basis point increase in the average rate on interest-bearing deposits to 4.01% for the three months ended June 30, 2000 from 3.75% for the three months ended June 30, 1999. The increase in average interest-bearing deposits consisted of a $40.8 million increase in average savings certificate accounts (to $189.0 million from $148.2 million), a $6.3 million increase in average NOW, club and money market accounts (to $64.1 million from $57.8 million) and a $7.7 million increase in average regular savings accounts (to $57.1 million from $49.4 million).

     Interest expense on borrowings increased $1.4 million to $2.6 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, as the Company continued to increase borrowings, primarily Federal Home Loan Bank (FHLB) advances, to leverage available capital and support further loan growth. Total borrowings averaged $170.7 million for the three months ended June 30, 2000 at an average rate of 6.10% compared to $87.7 million and 5.44%, respectively, for the prior-year quarter. Liability costs are expected to increase in the near term as borrowings and certificates of deposits renew at higher rates. See "Liquidity and Capital Resources" for further discussion of the Company's securities repurchase agreements.

     Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      The provision for loan losses was $75,000 and $50,000 for the three months ended June 30, 2000 and 1999, respectively. Non-performing loans totaled $285,000 at June 30, 2000, compared to $755,000 at September 30, 1999 and
$706,000 at June 30, 1999. Although non-performing loans has decreased since the prior year, the increase in the provision for loan losses was warranted due to the significant increase in the loan portfolio. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

     Non-Interest Income. Non-interest income for the three months ended June 30, 2000 increased $248,000 to $413,000, from $165,000 for the comparable period in 1999. The increase is primarily attributable to a $172,000 increase in service charges and fee income, a $98,000 increase in the net gain on sales of real estate mortgage loans held for sale, partially offset by a $16,000 decrease in the net gain on sales of securities, and a $6,000 decrease in other non-interest income. The increase in service charges and fee income results from $82,000 in income from Yonkers Financial Services, Inc, a wholly-owned subsidiary of the Association that began its operations to sell annuities and mutual funds in the quarter ended December 31, 1999, as well as increases in transaction volume. The increase in net gain on sales of real estate mortgage loans held for sale relates to a $97,000 provision for losses on loans held for sale charged in the quarter ended June 30, 1999. No such provisions were made in the recent quarter.

     Non-interest Expense. Non-interest expense increased $338,000 to $2.5 million for the three months ended June 30, 2000 compared to $2.2 million for the three months ended June 30, 1999. Compensation and benefits expense increased $212,000 from the prior-year primarily due to increased costs relating to additional staffing in three new in-store branches and the loan department coupled with performance-based increases for certain staff members. The increases of $63,000 in other non-interest expense, $49,000 in occupancy and equipment expense and $36,000 in data processing service fees primarily reflects increased costs associated with the establishment of in-store branches in May 1999, September 1999, and October 1999. These increases were partially offset by a $22,000 decrease in Federal deposit insurance costs due to a decrease in insurance rates.

     Income Tax Expense. Income tax expense was $500,000 for the three months ended June 30, 2000 and $369,000 for the comparable 1999 period, reflecting higher pre-tax income and effective tax rates of 36.6% and 36.0%, respectively.


Comparison of Operating Results for the Nine months Ended June 30, 2000 and 1999

     General. Net income for the nine months ended June 30, 2000 was $2.4 million or diluted earnings per common share of $1.15, compared to net income of $2.0 million or diluted earnings per common share of $0.81 for the nine months ended June 30, 1999. Basic earnings per common share were $1.18 for the nine months ended June 30, 2000 compared to $0.82 for the same period in 1999. The $372,000 increase in net income was attributable to a $1.7 million increase in net interest income, a $243,000 increase in non-interest income and a $55,000 decrease in the provision for loan losses, partially offset by a $1.4 million increase in non-interest expense and a $159,000 increase in income tax expense.

     Net Interest Income. Net interest income for the nine months ended June 30, 2000 was $10.5 million, as compared to $8.8 million for the same period in the prior year. The increase primarily reflects the positive effect on net interest income of higher average interest earning assets, primarily attributable to the investment of proceeds from deposits and borrowing growth and an increase in the average interest rate spread. The Company's average interest rate spread decreased to 2.58% for the nine months ended June 30, 2000 from 2.65% for the same period in the prior year, while the net interest margin decreased to 2.82% for the 2000 nine month period from 3.12% a year earlier.

     Interest Income. Interest and dividend income totaled $26.8 million for the nine months ended June 30, 2000, an increase of $7.1 million compared to $19.7 million for the nine months ended June 30, 1999. This increase reflects the effect of a $119.2 million increase in total average interest-earning assets and a 22 basis point increase in the average yield on such assets to 7.21% for the nine months ended June 30, 2000 from 6.99% for the same period in the prior year.

     Interest income on loans increased $7.5 million for the nine months ended June 30, 2000 compared to the same period in the prior year, reflecting the effect of a $139.8 million increase in the average balance partially offset by an 14 basis point decrease in the average yield. The increase in the average balance of loans was primarily attributable to an increase in one- to four-family residential mortgage loans. The lower average yield reflects the origination of lower-yielding one- to four-family adjustable rate mortgage loans with initial fixed-rate periods of five, seven, or ten years, with annual adjustments thereafter.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $487,000 to $7.0 million for the nine months ended June 30, 2000 from $7.5 million for the nine months ended June 30, 1999. Interest on mortgage-backed securities decreased by $654,000, attributable to the effects of a $21.3 million decrease in the average balance, partially offset by a 52 basis point increase in the average yield. Interest on other securities increased by $167,000, primarily attributable to 40 basis point increase in the average yield as well as a $814,000 increase in the average balance.

     Interest and dividend income on other earning assets increased $54,000, primarily attributable to a 59 basis point increase in the average yield partially offset by a $167,000 decrease in the average balance.

     Interest Expense. Interest expense totaled $16.3 million for the nine months ended June 30, 2000, an increase of $5.4 million from the prior year's nine months. Interest expense on deposits increased $1.5 million compared to the same period in the prior year, reflecting the effect of an $50.5 million increase in the average balance. The average rate paid on interest-bearing deposits remained unchanged at 3.89% for the nine months ended June 30, 2000 and 1999. The increase in average interest-bearing deposits consisted of a $36.5 million increase in average savings certificate accounts (to $176.8 million from $140.3 million), a $7.0 million increase in average NOW, club and money market accounts (to $62.3 million from $55.3 million) and a $7.1 million increase in average regular savings accounts (to $55.0 million from $47.9 million).

     Interest expense on borrowings increased $3.9 million to $7.7 million for the nine months ended June 30, 2000 from $3.8 million for the nine months ended June 30, 1999. Total borrowings for the period averaged $175.1 million with an average rate of 5.87% compared to $91.9 million and 5.53%, respectively, for the prior-year's period. See "Liquidity and Capital Resources" for a further discussion of the Company's securities repurchase agreements.

     Provision for Loan Losses. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $145,000 and $200,000 for the nine months ended June 30, 2000 and 1999, respectively. Net loan charge-offs were $14,000 for the nine months ended June 30, 2000 compared to $13,000 for the nine months ended June 30, 1999. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

     Non-Interest Income. Non-interest income for the nine months ended June 30, 2000 increased $243,000, to $1.1 million from $898,000 for the comparable period in 1999. The increase is primarily attributable to an increase in service charges and fee income, partially offset by decreases in the net gain on sales of loans held for sale, the net gain on sales of securities, and other non-interest income. The increase in service charges and fee income primarily results from $175,000 in income from Yonkers Financial Services Inc., a wholly-owned subsidiary of the Association that began its operations to sell annuities and mutual funds in the quarter ended December 31, 1999 as well as increases in transaction volume. Mortgage loans sold during the nine months ended June 30, 2000 amounted to $9.1 million resulting in net gains of $80,000, as compared to loan sales of $34.2 million during the nine months ended June 30, 1999, which resulted in net gains of $278,000. The 1999 gain was partially offset by a $97,000 provision for losses on loans held for sale charged in the quarter ended June 30, 1999. Net gain on sales of securities amounted to $10,000 for the nine months ended June 30, 2000 reflecting sales of $185,000 in available-for-sale securities during the period, while gains of $98,000 were incurred on sales of $17.6 million in the prior year's period.

     Non-interest Expense. Non-interest expense increased $1.4 million to $7.7 million for the nine months ended June 30, 2000, compared to $6.3 million for the nine months ended June 30, 1999. Compensation and benefits expense increased $804,000 from the prior-year nine months primarily due to increased costs relating to additional staffing in three new in-store branches and the loan department coupled with performance-based increases for certain staff members. The $382,000 increase in other non-interest expense is primarily attributable to costs associated with the proxy fight that was successfully concluded in January of this year and the three new in-store branches. The increases of $193,000 in occupancy and equipment and $105,000 in data processing service fees primarily reflects increased costs associated with the establishment of in-store branches in May 1999, September 1999, and October 1999. These increases were partially offset by a $38,000 decrease in Federal deposit insurance costs due to a reduction in insurance rates.

     Income Tax Expense. Income tax expense for the nine months ended June 30, 2000 was $1.4 million as compared to $1.2 million for the 1999 period, reflecting higher pre-tax income and effective tax rates of 37.0% and 38.1%, respectively. The decrease in the effective tax rate reflects the ancillary benefits from the aforementioned REIT.

Asset Quality

     Non-performing loans totaled $285,000 at June 30, 2000, compared to $755,000 at September 30, 1999 and $706,000 June 30, 1999. The ratio of non-performing loans to total loans receivable was 0.08% at June 30, 2000, compared to 0.25% at September 30, 1999 and 0.32% at June 30, 1999. The allowance for loan losses was $1.6 million or 0.45% of total loans receivable at June 30, 2000, compared to $1.5 million or 0.50% of total loans receivable at September 30, 1999 and $1.5 million or 0.67% at June 30, 1999. The ratio of the allowance for loan losses to non-performing loans was 573.33% at June 30, 2000, compared to 199.07% at September 30, 1999 and 210.91% at June 30, 1999.

     The following table sets forth, certain asset quality ratios and other data at the dates indicated:



                                                            June 30,        September 30,          June 30,
                                                              2000               1999                1999
                                                            -------          -----------           --------
                                                                        (Dollars in thousands)
Non-accrual  loans past due ninety days or more:
 Real estate  mortgage Loans:
       One- to four-family                                 $      230         $      347         $      406
       Commercial                                                  --                305                198
 Consumer loans                                                    55                103                102
           Total                                                  285                755                706
Real estate owned, net                                             --                 --                183
Total non-performing assets                                $      285         $      755         $      889
                                                           ==========         ==========         ==========

Allowance for loan losses                                  $    1,634         $    1,503          $   1,489
                                                           ==========         ==========         ==========

Ratios:
  Non-performing loans to total loans receivable                0.08%               0.25%              0.32%
  Non-performing assets to total assets                         0.05                0.16               0.23
  Allowance for loan losses to:
     Non-performing loans                                     573.33              199.07             210.91
      Total loans receivable                                    0.45                0.50               0.67


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

     The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at June 30, 2000 was 4.0%, and the Company's actual liquidity ratio was 7.76%.

    The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At June 30, 2000, the Company had outstanding loan origination commitments of $19.4 million, unadvanced home equity lines of credit of $3.4 million and undisbursed construction loans in process of $3.6 million. The
Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At June 30, 2000, the Company had the ability to obtain additional FHLB advances of approximately $55.8 million. Certificates of deposit scheduled to mature in one year or less from June 30, 2000 totaled $126.5 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at June 30, 2000 consisted of $91.0 million in borrowings under securities repurchase agreements and FHLB advances of $74.4 million. FHLB advances at June 30, 2000 had a weighted average interest rate of 6.38% and a weighted average term to maturity of 3.9 years with a call date in
2.0 years. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the nine months ended June 30, 2000, the average borrowings under these agreements amounted to $103.9 million and the maximum month-end balance outstanding was $114.6 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of June 30, 2000 is summarized as follows:


                            Repurchase Borrowings
--------------------------------------------------------------------------------
                                                              Accrued    Weighted    Fair Value
                                                             Interest    Average     of Collateral
Remaining Term to Final Maturity (1)             Amount     Payable (2)  Rate        Securities (3)
------------------------------------             ------     -----------  ----        --------------
                                                                 (Dollars in thousands)

After 30 days but within one year           $    20,000      $    275       6.70%        $ 21,305
After one but within three years                 22,500           163       5.99           25,944
After three but within five years                 8,100            --       5.97            8,242
After five years                                 40,412           339       5.67           46,780
                                            -----------     ---------                    --------

     Total                                  $    91,012      $    777       6.00%        $102,271
                                            ===========     =========                    ========



(1) The weighted average remaining term to final maturity was approximately 5.0 years at June 30, 2000. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 1.6 years at June 30, 2000. (2) Included in other liabilities in the consolidated balance sheet. (3) Represents the fair value of the mortgage-backed securities ($72.9 million) and other debt securities ($29.4 million) which were transferred to the counterparty, including accrued interest receivable of $1.0 million. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $91.1 million and $11.2 million, respectively.

     At June 30, 2000, the Company's "amount at risk" under securities repurchase agreements was approximately $10.5 million. This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

     At June 30, 2000 the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.46% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.46% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 14.94%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.

Year 2000 Considerations

As of the time of this filing, the Company's core systems are functioning well with no known interruptions associated with the Y2K issues. The Company is also not aware of any significant events that have happened with any of its vendors in connection with the Y2K issue, however there may have been negative effects that we are not aware of. We plan to continue to monitor our systems as well as those of our vendors. Costs incurred through June 30, 2000 were approximately $150,000. This includes Y2K remediation efforts and planned system upgrades related to business expansion. Approximately $115,000 of this cost was recognized in fiscal 1999. Management estimates that remaining costs will be nominal.

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

     None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.                                            Name
         -----------                                            ----
              27                                     Financial Data Schedule

     (b) Reports on Form 8-K

     During the quarter ended June 30, 2000, the Company filed a report on form 8-K for the press release issued in connection with the second quarter earnings.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           YONKERS FINANCIAL CORPORATION
                                           (Registrant)


Date:  August 14, 2000                    /s/  Richard F. Komosinski
                                          --------------------------
                                          Richard F. Komosinski,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 14, 2000                    /s/ Joseph D. Roberto
                                          ----------------------
                                          Joseph D. Roberto
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)