Form 10-K
period 2000-09-30
YONKERS FINANCIAL CORP
filed 2000-12-29
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

       For the fiscal year ended September 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 0-27716

                          YONKERS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                        13-3870836
----------------------------------                          --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

6 Executive Plaza, Yonkers, New York                              10701
--------------------------------------------                --------------------
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

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 15, 2000, there were issued and outstanding 2,228,739 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 15, 2000, was approximately $24.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 2000.
PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 2000.

                          YONKERS FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               SEPTEMBER 30, 2000

                                Table of Contents

--------------------------------------------------------------------------------

                PART I                                                    PAGE

Item 1          Business...............................................    3

Item 2          Properties.............................................   40

Item 3          Legal Proceedings......................................   41

Item 4          Submission of Matters to a Vote of Security Holders....   41

                PART II

Item 5          Market for Registrant's Common Equity and Related
                Stockholder Matters....................................   41

Item 6          Selected Financial Data................................   41

Item 7          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................   41

Item 7A         Quantitative and Qualitative Disclosures About Market     41
                Risk...................................................

Item 8          Financial Statements and Supplementary Data............   42

Item 9          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................   42

                PART III

Item 10         Director, and Executive Officers of the Registrant.....   42

Item 11         Executive Compensation.................................   43

Item 12         Security Ownership of Certain Beneficial Owners
                   and Management......................................   43

Item 13         Certain Relationships and Related Transactions.........   43

                PART IV

Item 14         Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K............................................   44

                Signatures.............................................   46

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

     The Holding Company is incorporated under the laws of the State of Delaware (and qualified to do business in the State of New York) and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The principal asset of the Holding Company is its investment in the stock of the Association, although it also holds certain other investments and a loan to its Employee Stock Ownership Plan (the "ESOP"). The Association has two wholly owned subsidiaries, Yonkers REIT, Inc., a real estate investment trust. (the "REIT") and Yonkers Financial Services, Inc., a subsidiary that sells savings bank life insurance, annuities, and mutual funds.

     As a community-oriented financial institution, the Association offers a variety of financial services to meet the needs of communities in its market area. The Association attracts deposits from the general public and uses such deposits, together with borrowings, to originate mortgage loans secured by one- to four-family residences, multi-family and commercial real estate and, to a lesser extent, construction, land, consumer and commercial business loans in the Association's primary market area. The Association also invests in mortgage-backed and other securities permissible for a federally-chartered savings association. As a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), the Association's deposits are insured up to applicable limits.

     The executive offices (corporate headquarters) and lending center of the Company are located at 6 Executive Plaza, Yonkers, New York 10701, and its telephone number at that address is (914) 965-2500.

Market Area

     The Company conducts its banking operations through its main office located at One Manor House Square, Yonkers, New York and three full-service banking offices located in Yonkers, New York. In addition, business is also conducted through five in-store branches located in Wappingers Falls, Yorktown Heights, Mt. Vernon, Poughkeepsie, and Cortlandt Manor. A corporate headquarters office and lending center is also maintained in Yonkers, New York. The Company's primary market area for deposits includes the City of Yonkers and the communities surrounding its in-store branches. The Company's primary market area for its lending activities consists of communities within Westchester County and portions of Rockland, Putnam and Dutchess Counties, the five boroughs of New York City, and Long Island.

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

Lending Activities

     General. Historically, the Company originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. Since the mid-1980s, in order to reduce its vulnerability to changes in interest rates, the Company has also originated adjustable-rate mortgage ("ARM") loans and home equity lines of credit. Residential mortgage originations currently emphasizes products with initial fixed-rate periods of five, seven or ten years with annual rate adjustments thereafter. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Both originations and sales activity increased significantly in fiscal 1998. The Company also offers multi-family and commercial real estate, consumer, construction and land loans. During fiscal 1999 the Company expanded its lending operations and increased originations of multi-family and commercial real estate loans in order to enhance portfolio yield.

         The following table sets forth the composition of the loan portfolio, by category, in dollar amounts and as a percentage of the total portfolio at the dates indicated.

                                                                               At September 30,
                                      ----------------------------------------------------------------------------------------------
                                            2000               1999                  1998             1997                1996
                                      -----------------   ----------------    -----------------  -----------------  ----------------
                                              Percent             Percent             Percent            Percent            Percent
                                      Amount  of Total    Amount  of Total    Amount  of Total   Amount  of Total   Amount  of Total
                                      ------  ---------   ------  --------    ------  ---------  ------  ---------  ------  --------
                                                                              (Dollars in thousands)
Real Estate Mortgage Loans:
  One- to four-family (1)(2)(3)       $285,346   76.9%    $245,692   81.6%    $167,225  84.1%    $111,821  79.0%    $62,283   70.6%
  Multi-family                          34,352    9.3       16,264    5.4        7,846   3.9        5,658   4.0       5,471    6.2
  Commercial                            33,052    8.9       26,753    8.9       12,766   6.4       11,990   8.5       9,117   10.3
  Construction                           6,317    1.7        2,812    0.9        2,613   1.3        2,786   2.0       2,175    2.5
   Land                                    759    0.2        1,502    0.5          932   0.5        1,814   1.3       1,934    2.2
                                      --------  -----     --------  -----     -------- -----     -------- -----     -------  -----
    Total real estate mortgage loans   359,826   96.9      293,023   97.3      191,382  96.2      134,069  94.8      80,980   91.8
                                      --------  -----     --------  -----     -------- -----     -------- -----     -------  -----
Other Loans:
Consumer loans:
  Home equity                            5,532    1.5        4,574    1.5        3,678   1.9        3,217   2.3       2,911    3.3
  Personal                               1,911    0.5        1,483    0.5        1,447   0.7        1,666   1.1       1,632    1.8
  Other                                  2,952    0.8        1,117    0.4        1,224   0.6        1,237   0.9       1,310    1.5
                                      --------  -----     --------  -----     -------- -----     -------- -----     -------  -----
    Total consumer loans                10,395    2.8        7,174    2.4        6,349   3.2        6,120   4.3       5,853    6.6
Commercial business loans                  963    0.3        1,080    0.3        1,195   0.6        1,299   0.9       1,413    1.6
                                      --------  -----     --------  -----     -------- -----     -------- -----     -------  -----
    Total other loans                   11,358    3.1        8,254    2.7        7,544   3.8        7,419   5.2       7,266    8.2
                                      --------  -----     --------  -----     -------- -----     -------- -----     -------  -----
    Total loans                        371,184  100.0%     301,277  100.0%     198,926 100.0%     141,488 100.0%     88,246  100.0%
                                                =====               =====              =====              =====              =====
Less:
  Construction loans in process         (3,397)             (1,672)               (743)            (1,091)             (171)
  Allowance for loan losses             (1,703)             (1,503)             (1,302)            (1,093)             (937)
  Deferred loan origination costs
    (fees), net                            897               1,074                 478               (184)             (472)
                                      --------            --------            --------           --------           -------
    Total loans, net                  $366,981            $299,176            $197,359           $139,120           $86,666
                                      ========            ========            ========           ========           =======

--------------------------------

(1) Includes advances under home equity lines of credit of $2.5 million, $3.2 million, $4.6 million, $5.9 million, and $7.3 million respectively, at September 30, 2000, 1999, 1998, 1997, and 1996.
(2) Includes cooperative apartment loans of $3.5 million, $3.7 million, $4.5 million, $4.8 million, and $5.5 million, respectively, at September 30, 2000, 1999, 1998, 1997, and 1996.
(3) Includes loans held for sale of $2.7 million, $1.2 million , $13.3 million and $20.4 million at September 30, 2000, 1999, 1998 and 1997, respectively.

       The following table sets forth the composition of the loan portfolio, by category and by type of interest rate (fixed or adjustable), in dollar amounts and as a percentage of the total portfolio at the dates indicated.


                                                                        At September 30,
                                       ---------------------------------------------------------------------------------------------
                                             2000                 1999             1998               1997             1996
                                       -------------------  -----------------  ----------------- ----------------  ----------------
                                                Percent             Percent            Percent           Percent            Percent
                                       Amount   of Total    Amount  of Total   Amount  of Total  Amount  of Total  Amount   of Total
                                       ------   ---------   ------  ---------  ------  --------- ------  --------  ------   --------
                                                                                              (Dollars in thousands)
Fixed-Rate Loans:
Real Estate Mortgage Loans:
  One- to four-family (1)(2)           $ 31,652    8.5%     $ 60,071   19.9%   $ 46,838   23.5%  $ 36,074   25.5%   $11,805    13.4%
  Multi-family                           24,438    6.6        10,320    3.4       1,529    0.8        108    0.1         47     0.1
  Commercial                             20,050    5.4        14,295    4.7       1,742    0.9         95    0.1        131     0.1
   Land                                     559    0.2           229    0.1         270    0.1        390    0.3         49     0.1
    Total real estate mortgage loans     76,699   20.7        84,915   28.1      50,379   25.3     36,667   26.0     12,032    13.7
Consumer loans                           10,395    2.8         7,174    2.4       6,349    3.2      6,120    4.3      5,853     6.6
                                       --------  -----      --------  -----    --------  -----   --------  -----    -------   -----
    Total fixed-rate loans              87,094    23.5        92,089   30.5      56,728   28.5     42,787   30.3     17,885    20.3
                                       -------   -----      --------  -----    --------  -----   --------  -----    -------   -----
Adjustable-Rate Loans:
Real Estate Mortgage Loans:
  One- to four-family (3)(4)(5)        253,694    68.3       185,621   61.7     120,387   60.6     75,747   53.5     50,478    57.2
  Multi-family                           9,914     2.7         5,944    2.0       6,317    3.2      5,550    3.9      5,424     6.1
  Commercial                            13,002     3.5        12,458    4.1      11,024    5.5     11,895    8.4      8,986    10.2
  Construction                           6,317     1.6         2,812    0.9       2,613    1.3      2,786    2.0      2,175     2.5
   Land                                    200     0.1         1,273    0.4         662    0.3      1,424    1.0      1,885     2.1
                                      --------   -----      --------  -----    --------  -----   --------  -----    -------   -----

    Total real estate mortgage loans   283,127    76.2       208,108   69.1     141,003   70.9     97,402   68.8     68,948    78.1
Commercial business loans                  963     0.3         1,080    0.4       1,195    0.6      1,299    0.9      1,413     1.6
                                      --------   -----      --------  -----    --------  -----   --------  -----    -------   -----
    Total adjustable-rate loans        284,090    76.5       209,188   69.5     142,198   71.5     98,701   69.7     70,361    79.7
                                      --------   -----      --------  -----    --------  -----   --------  -----    -------   -----
    Total loans                        371,184   100.0%      301,277  100.0%    198,926  100.0%   141,488  100.0%    88,246   100.0%
                                                 =====                =====              =====             =====              =====
Less:
  Construction loans in process         (3,397)               (1,672)              (743)           (1,091)             (171)
  Allowance for loan losses             (1,703)               (1,503)            (1,302)           (1,093)             (937)
  Deferred loan origination costs
    (fees), net                            897                 1,074                478              (184)             (472)
                                      --------              --------           --------          --------           -------
    Total loans, net                  $366,981              $299,176           $197,359          $139,120           $86,666
                                      ========              ========           ========          ========           =======


(1) Includes loans held for sale of $2.7 million ,$1.2 million, $13.3 million and $20.4 million at September 30, 2000, 1999, 1998 and 1997, respectively.
(2) Fixed-rate totals include loans with an initial fixed-rate period of 15 years, with annual rate adjustments thereafter, totaling $27.5 million, $23.5 million, $14.0 million and $23.6 million, respectively, at September 30, 2000, 1999, 1998 and 1997.
(3) Adjustable-rate totals include loans with initial fixed-rate periods of five, seven or ten years, with annual rate adjustments thereafter, totaling $164.1 million, $157.0 million, $83.8 million, $35.7 million and $3.6 million, respectively, at September 30, 2000, 1999, 1998, 1997 and 1996.
(4) Includes advances under home equity lines of credit of $2.5 million, $3.2 million, $4.6 million, $5.9 million, and $73 million respectively, at September 30, 2000, 1999, 1998, 1997, and 1996.

(5) Includes cooperative apartment loans of $3.5 million, $3.7 million, $4.5 million, $4.8 million, and $5.5 million , respectively, at September 30, 2000, 1999, 1998, 1997, and 1996.

       The following table sets forth the contractual maturity of the Company's loan portfolio at September 30, 2000. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $33.1 million, $38.5 million, and $24.2 million for the years ended September 30, 2000, 1999 and 1998, respectively.

                                                                         At September 30, 2000
                               -----------------------------------------------------------------------------------------------------
                                                                                                                       Consumer and
                                  One-to                              Commercial                                       Commercial
                                Four-Family(1)     Multi-Family       Real Estate     Construction         Land        Business
                                ---------------- ----------------  ---------------  ---------------  ----------------- -------------
                                        Weighted         Weighted         Weighted         Weighted          Weighted       Weighted
                                        Average          Average          Average          Average           Average        Average
                                Amount  Rate     Amount  Rate     Amount  Rate      Amount Rate      Amount  Rate      Amount Rate
                                ------  -------  ------  -------  ------  --------  ------ --------  ------  --------- ------ ------
                                                                              (Dollars in thousands)
Contractual maturity:
 One year or less (2)          $    450  10.17%  $    --    --%   $    --    --%    $6,317 10.46%    $153     10.66%   $  302 13.34%
                               --------          -------          -------           ------           ----              ------

 After one year:
  More than 1 year to 2 years       525  10.71        --    --      2,176  7.16         --    --       --        --       423 10.86
  More than 2 years to 3 years      688  10.25        --    --        676  7.65         --    --       --        --       841 10.42
  More than 3 years to 5 years    2,405   9.19        --    --        771  7.44         --    --       --        --     2,549  9.46
  More than 5 years to 10 years   8,129   7.71     7,270  8.33     10,662  8.09         --    --      339      8.63     4,860  8.93
  More than 10 years to 20 year  29,484   7.58    15,463  8.27     16,289  8.09         --    --      267      9.69     2,383  8.72
  More than 20 years            243,665   7.11    11,619  8.54      2,478  8.53         --    --       --        --        --
                               --------          -------          -------           ------           ----              -------
    Total after one year        284,896   7.21    34,352  8.38     33,052  8.04         --    --      606      9.09     11,056 9.19
                               --------          -------          -------           ------           ----              -------
  Total amount due             $285,346   7.06%  $34,352  8.38%   $33,052  8.04%    $6,317 10.46%    $759      9.41 %  $11,358 9.30%
                               ========          =======          =======           ======           ====              =======

                                                        At September 30, 2000
                                           ------------------------------------------------
                                                              Total
                                                        ----------------------
                                                                      Weighted
                                                                      Average
                                                         Amount       Rate
                                                         ------       --------
                                                        (Dollars in thousands)
Contractual maturity:
 One year or less (2)                                    $ 7,222    10.57%
                                                         -------

 After one year:
  More than 1 year to 2 years                             3,124      8.26
  More than 2 years to 3 years                            2,205      9.52
  More than 3 years to 5 years                            5,725      9.07
  More than 5 years to 10 years                          31,260      8.18
  More than 10 years to 20 year                          63,886      7.93
  More than 20 years                                    257,762      7.19
                                                       --------
    Total after one year                                363,962      7.46
                                                       --------
  Total amount due                                     $371,184      7.52%
                                                       ========

-----------------------------------

(1) Includes $2.5 million of advances under home equity lines of credit which require minimum interest-only payments for the first five to ten years the advance is outstanding, followed by a balloon payment thereafter. Also includes $2.7 million in loans held for sale on the basis of their final contractual maturity (all more than 20 years).
(2) Includes demand loans, loans having no stated maturity, and overdraft loans.

       The following table sets forth the dollar amounts in each loan category at September 30, 2000 that are contractually due after September 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    Due After September 30, 2001
                                             -------------------------------------------
                                                Fixed        Adjustable         Total
                                             ------------   ------------    ------------
                                                           (In thousands)
Real estate mortgage loans:
  One- to four-family                         $31,638        $253,258        $284,896
  Multi-family                                 24,438           9,914          34,352
  Commercial                                   20,050          13,001          33,051
  Construction                                    --               --              --
  Land                                            559              48             607
                                              -------        --------        --------
   Total real estate mortgage loans            76,685         276,221         352,906
Consumer and commercial business loans         10,094             963          11,057
                                              -------        --------        --------
           Total loans                        $86,779        $277,184        $363,963
                                              ========       ========        ========



       Pursuant to Federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Association's unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 2000, based on the 15% limitation, the Company's loans-to-one-borrower limit was approximately $5.2 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of September 30, 2000, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $2.9 million secured by six apartment buildings located in Mt. Vernon and Yonkers, New York; one four family residence located in Yonkers, New York and one single family residence located in Eastchester, New York.. At September 30, 2000, the Company's next largest loan relationship or group outstanding was a $2.6 million construction loan project secured by 16 condominium units in Cold Spring, New York. These loans were performing in accordance with their terms at September 30, 2000.

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

       Under the Company's loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets the Company's underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. In 1997, the Company instituted an enhanced process for quality control reviews of residential loan originations, and in 2000 instituted a commercial review and grading process. In 2000, the Company also employed a staff appraiser to inspect our multi-family and commercial real estate loan collateral. The quality control process includes reviews of underwriting decisions, appraisals and documentation. The Company is using the services of an independent company to perform the quality control reviews.

       The Company's lending officers have approval authority for one- to four-family residential loans and cooperative apartment ("co-op") loans, up to $350,000. One- to four-family residential loans over $350,000 to $500,000 require the approval of the Company's President or its Vice President and Chief Lending Officer. Co-op loans over $350,000 require the approval and/or review of the Chief Lending Officer. The Company's Chief Lending Officer has approval authority for multi-family, commercial real estate loans, and for land loans up to $500,000. Loans up to and including $750,000 require the approval of the Chief Lending Officer and the President. Loans in excess of these amounts require the approval of the Company's Loan Committee or Board of Directors. Various officers have approval authority ranging from $2,000 on secured consumer loans, up to $50,000 on fixed-rate home equity loans and up to $30,000 on commercial business loans. Approval authorities on unsecured consumer loans range from $2,000 to $10,000.

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

       One- to Four-Family Residential Real Estate Lending. Currently, the Company is originating and selling the majority of its one-to-four family mortgage loan originations. At September 30, 2000, $285.3 million, or 76.9%, of the Company's loan portfolio consisted of mortgage loans secured by one- to four-family residences (including $2.7 million of loans held for sale, $2.5 million of advances under home equity lines of credit and $3.5 million of co-op loans). Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary lending area. A majority of the mortgage loans originated by the Company are generally retained and serviced by it, although a portion of its originations were sold in the secondary market (with servicing released) in fiscal 2000. At September 30, 2000, approximately $8.2 million of the Company's one- to four-family residential real estate loans were secured by non-owner occupied properties. At that date, the average outstanding residential loan balance was approximately $218,000 compared to $204,000 at September 30, 1999. The increase in the average outstanding residential loan balance reflects the origination of loans with larger loan balances.

       Since the mid-1980s, the Company has offered ARM loans at rates and on terms determined in accordance with market and competitive factors. The Company offers one-year ARMs for terms of up to 30 years at a margin (generally 275 basis points) over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index. The one-year ARM loans currently offered by the Company generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The Company also offers a three-year ARM loan which adjusts based on a margin (generally 275 basis points) over the yield on the three-year Treasury Note. The Company's three-year

ARM loans have a 200 basis point interest rate cap per adjustment period and a lifetime cap of 500 basis points over the initial rate. The Company has recently emphasized ARMs which are fixed for the first five-, seven- or ten-year period of the loan term and adjust annually thereafter based on a specified margin over the yield on the Average Weekly One Year U.S. Treasury Constant Maturity Index for the remaining loan term. These loans are classified as ARM loans for reporting purposes and currently provide for an annual interest rate cap not to exceed 300 basis points for the initial adjustment period (and 200 basis points thereafter) and a lifetime cap of 500 basis points.

       Initial interest rates offered on the Company's ARMs may be 100 to 350 basis points below the fully indexed rate. Although borrowers on such loans are generally qualified at the fully indexed rate, the risk of default on these loans may increase as interest rates increase. See "- Delinquencies and Non-Performing Assets." The Company's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. At September 30, 2000 one- to four-family ARMs (including loans of $164.1 million earning a fixed rate of interest for initial periods of five, seven or 10 years) totaled $253.7 million, or 68.4% of the Company's total loan portfolio.

       During fiscal 1997, the Company began to offer a 30-year residential mortgage loan product with a fixed rate for the first fifteen years and annual rate adjustments thereafter based on a specified margin over the Average Weekly One Year U.S. Treasury Constant Maturity Index. In addition, the loan has a conversion option which allows the borrower to convert, during years sixteen through eighteen, to a fixed rate for the remaining term. At September 30, 2000, the Company had $27.5million of such loans, all of which are classified on the loan tables as fixed rate loans.

       The Company also offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Company has recently emphasized originations of fixed-rate loans with terms of 10 to 15 years. The interest rate on such loans is generally based on competitive factors. The fixed-rate one- to four-family loans described in this paragraph are typically underwritten in accordance with Freddie Mac and Fannie Mae standards to permit their sale in the secondary market. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Loans held for sale at September 30, 2000 amounted $2.7 million and represented a variety of fixed-rate and ARM one- to four-family loans.

       The Company originates home equity lines of credit secured by a lien on the borrower's residence. The Company's home equity lines are generally limited to $250,000. The Company uses the same underwriting standards for home equity lines as it uses for one- to four-family residential mortgage loans. The interest rates for home equity lines of credit float at a stated margin over the lowest prime rate published in The Wall Street Journal and may not exceed 15.75% over the life of the loan. The Company currently offers home equity lines for terms of up to 30 years with interest only paid for the first 10 years of the loan term. At September 30, 2000, the Company had $2.5 million of outstanding advances under home equity lines and an additional $3.2 million of funds committed, but undrawn, under home equity lines of credit.

       The Company also originates loans secured by co-ops and condominiums located in its market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans, except that co-op loans are made only at adjustable rates of interest. At September 30, 2000, the Company had $30.5 million of condominium loans and $3.5 million of co-op loans.

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

       Multi-family  and  Commercial  Real  Estate  Lending.   The  Company  has
increased its emphasis on the origination of permanent multi-family and commercial real estate loans in recent years, in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, strip shopping centers and other income producing properties located in its market area. At September 30, 2000, the Company had $34.4 million in multi-family loans, or 9.3% of the total loan portfolio, and $33.1 million in commercial real estate loans, representing 8.9% of the total loan portfolio.

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

       The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at September 30, 2000. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.

                                                                                 Outstanding    Amount Non-
                                                                      Number      Principal     Performing or
                                                                     of Loans      Balance      of Concern(1)
                                                                     ---------  --------------  --------------
                                                                        (Dollars in thousands)
Commercial real estate:
    Small business facilities                                            46        $15,730            --
    Office buildings                                                     10          3,268           219
    Health care facilities                                                5            858            --
    Mixed use                                                            33         13,112            --
    Industrial real estate                                                1             84            --
Multi-family                                                            111         34,352            --
                                                                        ===        =======          ====
    Total multi-family and commercial real estate loans                 206        $67,404          $219
                                                                        ===        =======          ====

-----------------------
(1) See "- Delinquencies and Non-Performing Assets"

       At September 30, 2000, the Company's largest commercial real estate loan had an outstanding balance of $1.8 million. This loan was originated in December 1999 and is secured by six-retail stores and a free standing restaurant located in Millwood, New York. At September 30, 2000, the largest multi-family loan had a balance of $1.6 million, and is secured by a 60-unit apartment building located in Bronx, New York.

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

       Construction and Land Lending. The Company originates a modest amount of construction loans to individuals and builders for the construction of residential real estate. At September 30, 2000, the Company's construction loan portfolio totaled $6.3 million, or 1.7% of the total loan portfolio. The Company also originates a limited number of land loans primarily for the purpose of developing residential subdivisions. At September 30, 2000, the Company's land loan portfolio totaled $759,000, or 0.2% of the total loan portfolio. At September 30, 2000, all of the Company's land loans were made for the purpose of developing residential lots except for two loans totaling $220,000 which was secured by commercial real estate.

       Construction   loans  to  individuals  for  the   construction  of  their
residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by the Company, except during the construction phase where the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2000, there were $524,000, of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

       The Company also originates construction loans to builders of one- to four-family residences. Such loans generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 75%. When practical, the Company seeks to obtain personal guarantees on such loans. The Company generally limits loans to builders for the construction of homes on speculation for sale to two homes per builder. At September 30, 2000, the Company had $2.4 million of construction loans outstanding to builders of one- to four-family residences.

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

       The table below sets forth, by type of security property, the number and amount of the Company's construction and land loans at September 30, 2000, all of which are secured by properties located in the Company's market area.

                                                                         Outstanding   Amount Non-
                                              Number         Loan         Principal    Performing or
                                             of Loans     Commitment       Balance     of Concern(1)
                                             ---------   -------------   ------------- ---------------
                                                              (Dollars in thousands)

Single-family construction                       9        $2,962           $2,176         $ --
Other construction                               2         3,355              744           --
Residential land                                 3           200              200           --
Other land                                       2           559              559          220
                                                ==        ======           ======         ====
    Total construction and land loans           16        $7,076           $3,679         $220
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

       Consumer Lending. In order to increase the interest rate sensitivity of the loan portfolio and provide a broader range of loan products to its retail customers, the Company originates a variety of consumer loans, including automobile, home equity, deposit account and other loans for household and personal purposes. At September 30, 2000, consumer loans totaled $10.4 million, or 2.8% of total loans outstanding.

       Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. The Company's consumer loans are made at fixed interest rates, with terms of up to 15 years. Home equity loans are made at fixed rates up to a maximum loan amount of $100,000.

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

       Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2000, there were $14,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future.

       Commercial Business Lending. Federally chartered savings institutions, such as the Association, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, provided that amounts in excess of 10% relate to small business loans (as defined). The Company may from time to time make a limited number of secured and unsecured commercial loans to local businesses. At September 30, 2000, the Company had $1.0 million of commercial business loans outstanding, representing 0.3% of the total loan portfolio.

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

Originations, Purchases and Sales of Loans

       Loan applications are taken at each of the Company's offices as well as through mortgage originators. Applications are processed and approved at the Company's Loan Center which is located in the corporate headquarters. The Company currently offers incentives to employees for loan referrals. The Company also employs commissioned loan originators and utilizes mortgage brokers to assist in the process of obtaining loans. Total loan originations amounted to $119.1 million in fiscal 2000, compared to $178.4 million in fiscal 1999 and $151.7 million in fiscal 1998, primarily reflecting higher one- to four-family loan originations.

       While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment.

       Historically, most of the fixed-rate one- to four-family residential loans originated by the Company were retained in its portfolio. However, in order to reduce its vulnerability to changes in interest rates, the Company currently sells in the secondary market a portion of its fixed-rate residential mortgage originations. In addition, certain current year originations of adjustable-rate loans are sold in the secondary market. Residential mortgage sales amounted to $16.1 million in fiscal 2000, compared to $37.4 million in fiscal 1999 and $69.8 million in fiscal 1998. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. At September 30, 2000, the Company serviced $85.2 million of mortgage loans for others.

     The following table sets forth the Company's loan originations, sales, repayments and other portfolio activity for the periods indicated.

                                                        For the Year Ended September 30,
                                                   -------------------------------------------
                                                        2000            1999           1998
                                                        ----            ----           ----
                                                                 (In thousands)
Unpaid principal balances at beginning of year        $301,277       $198,900        $141,488
                                                      --------       --------        --------
Loans originated:
    Real estate mortgage loans:
        One- to four-family(1)                          77,016        141,648         139,325
        Multi-family                                    19,677          8,349           3,372
        Commercial                                       9,428         19,697           2,235
        Construction                                     6,609          4,597           3,734
        Land                                               345            732              50
    Consumer and commercial business loans               5,982          3,367           2,981
                                                      --------       --------        --------
      Total loans originated                           119,057        178,390         151,697
                                                      --------       --------        --------

Loans sold:
    One-to four-family real estate mortgage loans      (16,052)       (37,476)        (69,810)
                                                      --------       --------        --------

Principal repayments:
    Real estate mortgage loans                         (30,244)       (35,866)        (21,325)
    Consumer and commercial business loans              (2,834)        (2,637)         (2,856)
                                                      --------       --------        --------
      Total principal repayments                       (33,078)       (38,503)        (24,181)
                                                      --------       --------        --------

Net charge-offs                                            (20)           (34)           (166)
Transfers to real estate owned                              --             --            (128)
                                                      --------       --------        --------
Unpaid principal balances at end of year               371,184        301,277         198,900
Less:
   Construction loans in process                        (3,397)        (1,672)           (743)
   Allowance for loan losses                            (1,703)        (1,503)         (1,302)
   Deferred loan origination costs (fees), net             897          1,074             478
                                                      --------       --------        --------
Net loans at end of year                              $366,981       $299,176        $197,333
                                                      ========       ========        ========

-------------------------
(1) Consists of (i) adjustable-rate loans of $55.9 million, $107.8 million, and $89.0 million , and (ii) fixed-rate loans of $20.3 million, $32.7 million, and $50.3 million for the years ended September 30, 2000, 1999 and 1998, respectively.
                                       16

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

       The following table sets forth certain information with respect to loan portfolio delinquencies at the dates indicated.

                                             September 30, 2000                                 September 30, 1999
                               ------------------------------------------------   -------------------------------------------------
                                    60-89 Days              90 Days or More            60-89 Days               90 Days or More
                               -----------------------  -----------------------   ----------------------   ------------------------
                               Number      Principal    Number       Principal    Number      Principal    Number        Principal
                               of Loans      Balance    of Loans     Balance      of Loans     Balance     of Loans      Balance
                               --------    ----------   --------     --------     --------   ---------     --------      ----------
                                                                                   (Dollars in thousands)
Real estate mortgage loans:
 One- to four-family             2           $70          1            $109          4           $20          4            $347
 Multi-family                   --            --         --              --         --            --         --              --
 Construction                   --            --         --              --         --            --         --              --
 Land                           --            --         --              --         --            --         --              --
 Commercial                     --            --         --              --         --            --          2             305
Consumer loans                  --            --          4              14          1             7          8             103
                                ==           ===         ==            ====         ==           ===         ==            ====
 Total                           2           $70          5            $123          5           $27         14            $755
                                ==           ===         ==            ====         ==           ===         ==            ====

Delinquent loans to total loans (1)          0.02%                     0.03%                     0.01%                     0.25%
                                             ====                      ====                      ====                      ====

------------------------------------------------------

(1) If loans held for sale are excluded from total loans, the percentages would have remained the same for the 60-89 days category and the 90 days or more category at September 30, 2000 (0.01% and 0.25%, respectively, at September 30, 1999).

       Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review, at September 30, 2000 the Company had classified $839,000 of loans as substandard.

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

                                                                            At September 30,
                                                   --------------------------------------------------------------------
                                                      2000           1999           1998          1997         1996
                                                                         (Dollars in Thousands)
Non-accrual loans past due ninety days or more:
  Real estate mortgage loans:
       One- to four-family                         $   109         $  347         $  515        $  389       $1,757
       Commercial                                       --            305            203           211          214
       Land                                             --             --             --           250          250
       Construction                                     --             --             --           279          511
  Consumer loans                                        14            103             35             9           43
                                                   -------         ------    -    ------        ------       ------
           Total                                       123            755            753         1,138        2,775
Real estate owned, net                                  --             --            305           379          603
                                                   -------         ------         ------        ------       ------
Total non-performing assets                        $   123         $  755         $1,058        $1,517       $3,378
                                                   =======         ======         ======        ======       ======

Allowance for loan losses                          $ 1,703         $1,503         $1,302        $1,093       $  937
                                                   =======         ======         ======        ======       ======

Ratios:
  Non-performing loans to total loans receivable         0.03%          0.25%          0.41%         0.94%       4.15 %
  Non-performing assets to total assets                  0.02           0.16           0.28          0.48         1.30
  Allowance for loan losses to:
      Non-performing loans                            1384.55         199.07         172.91         96.05        33.77
      Total loans receivable                             0.46           0.50           0.70          0.90         0.84



       For the year ended September 30, 2000, gross interest income of $11,000 would have been recorded if the non-accrual loans at September 30, 2000 had remained current in accordance with their original terms. The amount of interest income actually received on such loans in fiscal 2000 was $6,000. See Note 3 of the Notes to Consolidated Financial Statements.

       At September 30, 2000, the Company's non-performing loans consisted of one loan secured by a one- to four-family real estate located in the Company's market area which totaled $109,000; and five consumer loans which totaled $14,000. At September 30, 2000, there was no real estate owned.

       Other Loans of Concern. In addition to the non-performing loans and real estate owned discussed in the preceding section, as of September 30, 2000 there were other loans of concern totaling approximately $716,000

           These are loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management has considered the Company's non-performing loans and other loans of concern in establishing the allowance for loan losses.

       As of September 30, 2000, the Company's other loans of concern included the following loans with principal balances in excess of $200,000:

       The Company has a $220,000 land loan, secured by a lot located in Patterson, New York. The borrower intended to build a commercial building on the security property. At September 30, 2000, although this loan was performing, it was classified substandard due to hazardous building materials on an adjacent lot which may result in a decline in value of the security property. Although a phase I environmental study performed on the security property did not disclose any contamination to the security property from the adjoining lot, the contamination on the adjacent lot was subsequently discovered and has prevented the borrower from using the security property for its intended purpose. As a result, the loan was extended and modified in January 1997 as a 15-year, self-liquidating loan with a market rate of interest. The borrower is continuing to make payments on this loan as required by the terms of the loan agreement and is waiting for the resolution of the problem with the adjacent property.

       The Company has a $219,000 participation interest in a $3.5 million commercial mortgage loan secured by a two-story office building located in Queens, New York originated by the Thrift Association Service Corporation ("TASCO"). This loan originally had a 30-year amortization schedule with a balloon payment which was due in December 1996. Prior to this scheduled balloon payment, the borrower had been unsuccessful in securing financing in order to payoff the loan. As a result, a short-term extension was granted at the original terms of the loan until December 1997. In December 1997 the loan was extended at market terms for an additional five-year term with principal payments based on a 25-year amortization schedule. Although the loan was current as of September 30, 2000, the Company considers this loan to be of concern due to its past performance and extended term.

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

         The following table sets forth activity in the allowance for loan losses for the periods indicated.

                                                                    For the Year Ended September 30,
                                                     ---------------------------------------------------------------
                                                       2000         1999          1998         1997         1996
                                                                         (Dollars in Thousands)
Balance at beginning of year                          $1,503       $1,302       $1,093        $  937         $719
Provision for losses                                     220          235          375           300          462
Charge-offs:
     Real estate mortgage loans:
          One- to four-family                             --          (23)         (45)         (132)         (97)
          Multi-family (1)                                --           --           --            --         (203)
          Land                                            --           --          (17)           --           --
          Construction                                    --           --          (91)           --           --
     Consumer loans                                      (44)         (20)         (40)          (25)         (33)
                                                      ------       ------       ------        ------         ----
          Total charge-offs                              (44)         (43)        (193)         (157)        (333)
Recoveries                                                24            9           27            13           89
                                                      ------       ------       ------        ------         ----
          Net charge-offs                                (20)         (34)        (166)         (144)        (244)
                                                      ------       ------       ------        ------         ----

Balance at end of year                                $1,703       $1,503       $1,302        $1,093         $937
                                                      ======       ======       ======        ======         ====

Ratio of net charge-offs to average total loans         0.01%        0.02%        0.10%         0.15%        0.29%

------------------------

(1)    Charge-offs   in  fiscal   1996   relate  to  the   Company's   purchased
       participation interests in a multi-family loan originated by TASCO.

         The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to loans receivable at the dates indicated.

                                       2000                              1999                            1998
                             --------------------------------- ---------------------------------- ---------------------------------
                                                    Percent of                        Percent of                         Percent of
                                                    Loans in                          Loans in                           Loans in
                                       Loan         Each                 Loan         Each                  Loan         Each
                                       Amounts      Category             Amounts      Category              Amounts      Category
                             Allowance by           to Total   Allowance by           to Total   Allowance  by           to Total
                             Amount    Category(1)  Loans      Amount    Category(1)  Loans      Amount     Category(1)  Loans
                             --------- -----------  ---------  --------- -----------  ---------  ---------  -----------  --------
                                                                    (Dollars in thousands)

Real estate mortgage loans:
 One- to four-family        $  987     $282,603      76.7%     $  895    $244,466     81.5%      $  917     $153,891      82.9%
 Multi-family                  135       34,352       9.3          86      16,264      5.4           16        7,846       4.2
 Commercial                    352       33,052       9.0         297      26,753      8.9          160       12,766       6.9
 Construction                   29        6,317       1.7          11       2,812      0.9           23        2,613       1.4
 Land(2)                        85          759       0.2         118       1,502      0.5          128          932       0.5
Consumer and commercial
 business loans                115       11,358       3.1          96       8,254      2.8           58        7,544       4.1
                            ------     --------     ----       ------    --------    -----       ------     --------     -----
Total                       $1,703     $368,441     100.0%     $1,503    $300,051    100.0%      $1,302     $185,592     100.0%
                            ======     ========     =====      ======    ========    =====       ======     ========     =====




                                     1997                              1996
                             ------------------------------ ---------------------------------
                                                 Percent of                        Percent of
                                                 Loans in                          Loans in
                                       Loan      Each                   Loan       Each
                                       Amounts   Category               Amounts    Category
                             Allowance by        to Total    Allowance  by         to Total
                             Amount    Category  Loans       Amount     Category   Loans
                             --------- --------  --------    ---------  --------   ---------
                                                             (Dollars in thousands)

Real estate mortgage loans:
 One- to four-family        $  608    $ 91,367    75.5%      $538      $62,283      70.6%
 Multi-family                   11       5,658     4.7         11        5,471       6.2
 Commercial                    121      11,990     9.9         91        9,117      10.3
 Construction                   98       2,786     2.3         74        2,175       2.5
 Land(2)                       196       1,814     1.5        166        1,934       2.2
Consumer and commercial
 business loans                 59       7,419     6.1         57        7,266       8.2
                            ------    --------   -----       ----      -------     -----
Total                       $1,093    $121,034   100.0%      $937      $88,246     100.0%
                            ======    ========   =====       ====      =======     =====

-------------------------------------
(1) Excludes real estate mortgage loans held for sale of $2.7 million, $1.2 million, $13.3 million and $20.4 million, respectively, at September 30, 2000, 1999, 1998 and 1997.
(2) The allowance principally represents an allocation to land loans "of concern." See "- Other Loans of Concern."

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

       Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At September 30, 2000, the Company had no securities classified as trading. At September 30, 2000, $112.4 million or 87.4% of the Company's mortgage-backed and other securities was classified as available for sale. The remaining $16.2 million, or 12.6%, was classified as held to maturity.

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

       Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. As of September 30, 2000, the Company did not have any mortgage-backed securities of a single issuer in excess of 10% of the Company's stockholders' equity, except for federal agency obligations. At September 30, 2000, the Company classified mortgage-backed securities of $15.7 million as held to maturity and $67.9 million as available for sale. Consistent with its asset/liability management strategy, at September 30, 2000 $16.3 million, or 19.0%, of the Company's mortgage-backed securities had adjustable interest rates.

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

       Management believes that CMOs at times represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (seven-year or less estimated average life) represent a better combination of rate and duration than adjustable-rate mortgage-backed securities. At September 30, 2000, the Company held $2.3 million of CMOs, all of which were classified as held-to-maturity.

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

       For  additional  information  regarding  the  Company's   mortgage-backed
securities  portfolio,  see  Note  2 of  the  Notes  to  Consolidated  Financial
Statements

       The following table sets forth the amortized cost and fair value of the mortgage-backed securities portfolio, by accounting classification category and by type of security, at the dates indicated.

                                                                            At September 30,
                                      ---------------------------------------------------------------------------------------------
                                          2000                           1999                            1998
                                      -----------------------------  ------------------------------  ------------------------------
                                       Amortized          Fair         Amortized         Fair          Amortized         Fair
                                          Cost           Value           Cost            Value           Cost            Value
                                      -------------   -------------  --------------  --------------  --------------  --------------
                                                                             (In thousands)
Held to Maturity
     Pass-through securities           $13,344         $13,323        $ 16,897         $16,934        $ 24,704        $ 25,231
     CMOs                                2,348           2,266           4,539           4,531           9,104           9,165
                                       -------         -------         -------         -------         -------         -------
       Total                            15,692          15,589          21,436          21,465          33,808          34,396
                                       -------         -------         -------         -------         -------         -------

Available for Sale
     Pass-through securities            70,526          67,882          78,651          75,944          78,549          79,678
                                       -------         -------         -------         -------         -------         -------
       Total                            70,526          67,882          78,651          75,944          78,549          79,678
                                       -------         -------         -------         -------         -------         -------

Total mortgage-backed securities       $86,218         $83,471        $100,087         $97,409        $112,357        $114,074
                                       =======         =======        ========         =======        ========        ========


       All mortgage-backed securities are guaranteed by, Ginnie Mae, Fannie Mae or Freddie Mac, except for privately-issued securities with an amortized cost of $60,000, $115,000, and $160,000 at September 30, 2000, 1999 and 1998,
respectively.

       The  following  table  sets  forth  certain  information   regarding  the
amortized cost, fair value and weighted average yield of the Company's mortgage-backed securities at September 30, 2000. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. In addition, under the structure of some of the Company's CMOs, the Company's short- and intermediate-tranche interests have repayment priority over the longer-term tranches of the same underlying mortgage pool



                                                                            At September 30, 2000
                                                -------------------------------------------------------------------------------
                                                              Held to Maturity                       Available for Sale
                                                -------------------------------------------------------------------------------
                                                                           Weighted                                  Weighted
                                                 Amortized       Fair       Average       Amortized       Fair        Average
                                                   Cost          Value       Yield           Cost         Value        Yield
                                                ------------  ------------ ----------    ------------- ------------  ----------
                                                                            (Dollars in thousands)
Pass-through securities:
   Due after 1 year but within 5 years          $   253       $   257        7.90%        $    --      $    --          --%
   Due after 5 years but within 10 years             30            30        7.50              --           --          --
   Due after 10 years                            13,061        13,036        7.03          70,526       67,882        6.80
                                                =======       =======                     =======      =======
     Total                                      $13,344       $13,323        7.05%        $70,526      $67,882        6.80%
                                                =======       =======                     =======      =======

CMOs:
   Due after 1 year but within 5 years          $   181       $   182        8.00%        $    --      $    --          --%
   Due after 5 years but within 10 years              9             9        5.75              --           --          --
   Due after 10 years                             2,158         2,075        5.51              --           --          --
                                                =======       =======                     =======      =======
     Total                                      $ 2,348       $ 2,266        5.71%        $    --      $    --          --%
                                                =======       =======                     =======      =======

 The following table sets forth the activity in the mortgage-backed securities portfolio for the periods indicated.


                                                                   For the Year Ended September 30,
                                                        -------------------------------------------------------
                                                             2000                1999               1998
                                                        ----------------    ----------------   ----------------
                                                                            (In thousands)
Amortized cost at beginning of year                        $100,087            $112,357           $ 92,954
                                                           --------            --------           --------
Purchases:
    Pass-through securities:
        Fixed rate                                               --              34,851             74,391
        Adjustable rate                                          --                  --                 --
                                                           --------            --------           --------
          Total pass-through securities                          --              34,851             74,391
    CMOs                                                         --                  --                 --
                                                           ---------           --------           --------
          Total purchases                                        --              34,851             74,391
                                                           ---------           --------           --------
Sales                                                            --             (15,377)           (16,667)
Principal repayments                                        (13,789)            (31,414)           (38,116)
Premium amortization, net of discount accretion                 (80)               (330)              (205)
                                                           --------            --------           --------
Amortized cost at end of year                              $ 86,218            $100,087           $112,357
                                                           ========            ========           ========

       Other Securities. In addition to mortgage-backed securities, the Company also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. At September 30, 2000, the Company did not own any investment securities of a single issuer, which exceeded 10% of the Company's stockholders' equity, other than U.S. Government or federal agency obligations. From time to time, the Company holds high-grade corporate debt securities, as well as common stocks and mutual fund shares. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

       The following table sets forth the amortized cost and fair value of other securities, by accounting classification category and by type of security, at the dates indicated:

                                                       At September 30,
                                   ---------------------------------------------------------------------
                                             2000                     1999                    1998
                                   ---------------------------------------------------------------------
                                   Amortized      Fair      Amortized      Fair      Amortized      Fair
                                   Cost           Value     Cost           Value     Cost           Value
                                   ---------      ------    ---------      -----     ---------      ------
                                                            (Dollars in thousands)
Available for Sale
  U.S. Governmen                   $41,511        $39,655   $41,527        $40,156   $43,801        $44,810
  Corporate bond                   $ 3,952        $ 3,997       ---            ---       ---            ---
  Equity securit                       869            839       818            612       967            737
                                   -------        -------   -------        -------   -------        -------
     Total                          46,332         44,491    42,345         40,768    44,768         45,547

Held to Maturity
  U.S. Governmen                   $   500        $   492   $   500        $   494   $ 9,495        $ 9,553
                                   -------        -------   -------        -------   -------        -------

Total other securities             $46,832        $44,983   $42,845        $41,262   $54,263        $55,100
                                   =======        =======   =======        =======   =======        =======

       The  following  table  sets  forth  certain  information   regarding  the
amortized cost, fair value and weighted average yield of other debt securities at September 30, 2000, by remaining period to contractual maturity.

                                                                               At September 30, 2000
                                                              Held to Maturity                          Available for Sale
                                                ------------------------------------------------------------------------------------
                                                                           Weighted                                     Weighted
                                                 Amortized       Fair       Average       Amortized        Fair          Average
                                                   Cost          Value       Yield           Cost          Value          Yield
                                                ------------  ------------ ----------    ------------- -------------- --------------
                                                                              (Dollars in thousands)
U.S. Government and Agency securities:
   Due after 1 year but within 5 years             $500          $492       5.99%        $    --          $   --            --%
   Due after 5 years but within 10 years             --            --         --           3,998            3,943         7.58
   Due after 10 years                                --            --         --          37,513           35,712         7.23
                                                   ====          ====                    =======          =======
     Total                                         $500          $492       5.99%        $41,511          $39,655         7.25%
                                                   ====          ====                    =======          =======


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

       The following table sets forth the deposit activity of the Company for the periods indicated.

                                                For the Year Ended September 30,
                                       ----------------------------------------------------
                                            2000              1999              1998
                                       ---------------   ---------------  -----------------
                                                     (Dollars in thousands)
Balance at beginning of year             $272,974          $231,181           $207,933
Deposits                                  803,282           738,157            593,174
Withdrawals                              (763,073)         (705,907)          (578,982)
Interest credited                          11,923             9,543              9,056
                                         --------          --------           --------
Balance at end of year                   $325,106          $272,974           $231,181
                                         ========          ========           ========

Net increase during the year:
    Amount                               $ 52,132          $ 41,793           $ 23,248
                                         ========          ========           ========
    Percent                                  19.1%             18.1%              11.2%
                                         ========          ========           ========

         The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                       At September 30,
                            -------------------------------------------------------------------------------------------------------
                               2000                               1999                               1998
                            --------------------------------  ---------------------------------  --------------------------------
                                          Percent   Weighted                 Percent   Weighted                 Percent  Weighted
                                          of Total  Average                  of Total  Average                  of Total Average
                              Amount      Deposits   Rate        Amount      Deposits   Rate        Amount      Deposits  Rate
                            ------------  --------  --------  -------------  --------  --------  -------------  -------  --------
                                                                    (Dollars in thousands)
Checking accounts            $ 11,669       3.6%      -- %     $ 10,769        4.0%       --%      $  5,423       2.0%       --%
NOW accounts                   29,379       9.0      1.05        24,708        9.1      1.06         21,123       7.7      1.00
Money market accounts          34,087      10.5      3.25        33,429       12.3      3.19         27,613      10.1      3.64
Regular savings accounts       55,122      17.0      2.42        50,776       18.6      2.23         43,492      15.9      2.43
Club accounts                   1,609       0.5      2.42         1,480        0.5      2.23          1,282       0.6      2.43
Savings certificate accounts  193,240      59.4      5.78       151,812       55.6      5.04        132,248      48.4      5.43
                             --------     -----                --------      -----                 --------      ----
    Total                    $325,106     100.0%    4.29 %     $272,974      100.0%     4.10%      $231,181      84.7%     4.10%
                             ========     =====                ========      =====                 ========      ====

       The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at September 30, 2000.

                                                         At September 30, 2000
                            ------------------------------------------------------------------------------            Total at
                                                         Period to Maturity                                          September 30,
                            ------------------------------------------------------------------------------  ------------------------
                              Less than       One to         More than                         Percent
                              One Year      Three Years     Three Years        Total          of Total        1999          1998
                            -------------- --------------   -------------  ---------------  --------------  ----------   -----------
                                                                        (Dollars in thousands)
4.00% and below               $  1,512                                      $  1,512            0.8%         $  2,619     $    --
4.01% to 5.00%                  31,444        4,262           1,148           36,854           19.1            74,162      29,677
5.01% to 6.00%                  57,968       18,451           2,301           78,720           40.8            66,586      82,960
6.01% to 7.00%                  43,135       19,959          11,319           74,413           38.5             8,234      19,611
7.01% and above                    507          801             433            1,741            0.9               211          --
                              --------      -------         -------         --------          -----          --------     --------
    Total                     $134,566      $43,473         $15,201         $193,240          100.0%         $151,812     $132,248
                              ========      =======         =======         ========          =====          ========     ========



       The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at September 30, 2000.

                                        Less than $100,000       $100,000 or more              Total
                                       ----------------------   --------------------   ----------------------
                                                    Weighted               Weighted                 Weighted
                                                    Average                Average                  Average
                                       Amount       Rate      Amount       Rate       Amount        Rate
                                                                (Dollars in thousands)
Within three months                    $ 17,390     4.97%     $ 3,381      5.28%      $ 20,771      5.02%
After three but within six months        33,406     5.48        6,519      6.07         39,925      5.58
After six but within 12 months           61,393     5.77       12,477      6.07         73,870      5.82
                                       --------               -------                 --------
    Total within one year               112,189     5.56       22,377      5.95        134,566      5.62
After one but within two years           29,854     5.96        5,968      6.38         35,822      6.03
After two but within three years          6,409     5.86        1,242      6.38          7,651      5.94
After three but within five years        12,505     6.42        2,696      6.58         15,201      6.45
                                       ---------              -------                 --------
    Total                              $160,957     5.71%     $32,283      6.10%      $193,240      5.78%
                                       =========              =======                 ========

       Borrowings. The Company's other available sources of funds include securities repurchase agreements and advances from the FHLB of New York. The Company uses borrowings when the rate and or maturities are believed to be more favorable than those available on deposits. As a member of the FHLB of New York, the Company is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed, or variable, and a range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 2000, the Company had a collateral pledge arrangement with the FHLB of New York pursuant to which the Company may borrow advances of up to $130.1 million. On such date, $72.4 million of FHLB advances were outstanding. These advances were used to fund mortgage loans and to a lesser extent securities.

       The Company enters into securities repurchase agreements with the FHLB of New York utilizing mortgage-backed and other securities as collateral. At September 30, 2000, the Company had $85.0 million of outstanding borrowings under securities repurchase agreements which were collateralized by mortgage-backed and other debt securities with a total fair value of $95.0 million.

       The following table sets forth information concerning the balances and interest rates on borrowings at the dates and for the periods indicated.

                                                                          At or for the Year
                                                                          Ended September 30,
                                                           --------------------------------------------------
                                                               2000             1999              1998
                                                           --------------  ----------------  ----------------
                                                                         (Dollars in thousands)
Securities repurchase agreements:
    Balance at end of year                                   $ 85,012          $ 99,987          $107,790
    Average balance during year                                99,756            82,681            81,892
    Maximum outstanding at any month end                      114,088           100,962           119,890
    Weighted average interest rate at end of year                6.10%             5.53%             5.64%
    Average interest rate during the year                        5.92              5.48              5.76
FHLB advances:
    Balance at end of year                                   $ 72,400          $ 47,949          $     --
    Average balance during year                                71,052            14,475             4,139
    Maximum outstanding at any month end                       82,900            47,949            11,000
    Weighted average interest rate at end of year                6.42%             5.19%               --%
    Average interest rate during the year                        6.14              5.61              5.99


       See Note 7 of the Notes to the Consolidated Financial Statements for further information concerning the Company's securities repurchase agreements and FHLB advances.

Subsidiaries

       At September 30, 2000, the Association had two subsidiaries, Yonkers Financial Services Corporation, which offers life insurance, annuities, and mutual funds on an agency basis to the Association's customers and Yonkers REIT, Inc., see Note 8 of the Notes to Consolidated Financial Statements.

Competition

       The Company faces extremely strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from mortgage bankers, commercial banks, insurance companies, credit unions and other savings institutions, which also originate loans secured by real estate located in the Company's market area. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

       Competition for deposits is intense given the size of the New York market and the fact that it is the home state for many large regional and money center banks. Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. There is further competition for deposits from institutions offering home and internet computer banking. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company is significantly smaller than most of its competitors, which due to their size and economies of scale, generally offer a broader range of deposit products than the Company. The Company competes for these deposits by offering deposit accounts at competitive rates, convenient business hours, availability of ATMs and a customer oriented staff. As of June 30, 1999, the latest date such information was available, there were 406 other thrift, commercial bank and credit union offices in Westchester County which compete for deposits. As of June 30, 1999, the Company held approximately 1.1% of total deposits in Westchester County.

Employees

       At September 30, 2000, the Company had a total of 90 full-time and 14 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

       Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Yonkers Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness examination of Yonkers Savings was as of July 1, 2000. When these examinations are conducted by the OTS and the FDIC, the examiners may require Yonkers Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Yonkers Savings' OTS assessment for the fiscal year ended September 30, 2000 was approximately $98,000.

       The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Yonkers Savings and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

       Yonkers Savings' general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, Yonkers Savings' lending limit under this restriction was $5.2 million. Yonkers Savings is in compliance with the loans-to-one borrower limitation.

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

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period. At September 30, 2000, the Association was classified as a well-capitalized institution.

       The premium schedule for both Bank Insurance Fund ("BIF") and SAIF insured institutions ranges from 0 to 27 basis points for each $100 in domestic deposits. The Association's most recent assessment rate was 0 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. Prior to January 2000, the assessment was about 6 basis points, while BIF-insured institutions paid an assessment equal to about
1.50 basis points for each $100 in domestic deposits. Effective January 1, 2000, the assessment for SAIF-insured institutions was reduced to about 2 basis points, when BIF-insured institutions were required to fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the FICO bonds mature in the year 2015.

       Regulatory Capital Requirements. Federally insured savings associations, such as Yonkers Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 2000, Yonkers Savings had tangible capital of $34.6 million, or 6.6% of adjusted total assets, which is $26.8 million above the minimum requirement of 1.5% in effect on that date.

       In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2000, Yonkers Savings had no intangible assets.

       The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At September 30, 2000, Yonkers Savings had two "includable" subsidiaries.

       The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. At September 30, 2000, Yonkers Savings had core capital equal to $34.6 million, or 6.6% of adjusted total assets, which is $13.7 million above the minimum leverage ratio requirement of 4% in effect on that date.

       The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. At September 30, 2000, Yonkers Savings had no capital instruments that qualify as supplementary capital and $1.7 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

       At September 30, 2000, Yonkers Savings had total capital of $36.3 million (including $34.6 million in core capital and $1.7 million in qualifying supplementary capital) and risk-weighted assets of $238.6 million (including $2.0 million in converted off-balance sheet items), or total capital of 15.2% of risk-weighted assets. This amount was $17.3 million above the 8% requirement in effect on that date.

       The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either 4% core capital ratio, a 4% Tier 1 risk-based capital ratio (the ratio of core capital to risk weighted assets) or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

       The OTS is also generally authorized to reclassify the association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in a an unsafe or unsound condition.

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

       Qualified Thrift Lender Test. All savings associations, including Yonkers Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments, primarily residential housing related loans and investments. At September 30, 2000, Yonkers Savings met the test and has always met the test since its effectiveness.

       Any savings association that fails to meet the QTL test must convert to a bank charter, unless it requalifies as a QTL within one year, and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

       Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate, income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Yonkers Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Yonkers Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Yonkers Savings was examined for CRA compliance by the OTS in June 1999 and received a rating of satisfactory.

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

       Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2000, Yonkers Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

       As a member, Yonkers Savings is required to purchase and maintain stock in the FHLB of New York. At September 30, 2000, Yonkers Savings held $9.3 million in FHLB stock, which was in compliance with this requirement. Dividends paid by the FHLB of New York to the Association totaled $716,000 for the year ended September 30, 2000, representing an increase of $266,000 from dividends received in fiscal 1999.

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

       The Association has been audited by the IRS with respect to federal income tax returns through September 30, 1992, and all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency, which could have a material adverse effect on the financial condition of the Company.

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

Item 2.   Properties

       The following table sets forth information concerning the Company's properties at September 30, 2000. The Company's premises had an aggregate net book value of approximately $315,000 at that date

                                   Year                                                             Net Book Value at
Location                           Acquired/Leased                    Owned or Leased               September 30, 1999
------------------------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)
Corpoate Headquarters:

6 Executive Plaza                  1996                                    Leased                        $114
Yonkers, New York  10701-9858

Main Office:
One Manor House Square             1976                                    Owned                          112
Yonkers, New York  10701-2701

Full-Service Branches:

780 Palisde Avenue                 1989                                    Leased                          20
Yonkers, New York  10703

1759 Central Park Avenue           1977                                    Leased                          33
Yonkers, New York  10710-2828

2320 Central Park Avenue           1986                                    Leased                          36
Yonkers, New Yonkers  10710-1216

In-Store Branches:

1357 Route 9                       1997                                    Leased                          --
Wappingers Falls, New York
12590

3303 Crompond Road                 1998                                    Leased                          --
Yorktown Heights, New York

240 East Sanford Boulvard          1999                                    Leased                          --
Mr. Vernon, New York  10550

432 South Road, Route 9            1999                                    Leased                          --
Poughkeepsie, New York 12601

2094 East Main Street Route 6      1999                                    Leased                          --
Cortlandt Manor, New York  10567



       Yonkers Savings has entered into an agreement for in-store branching with BJ's Wholesale Club, Inc. An in-store branch opened in December 1997 in BJ's location in Wappingers Falls, New York; a second in-store branch opened in October 1998 in Yorktown Heights, New York. The Association's agreement gives it the right of first refusal to establish an in-store branch in any of BJ's remaining or future clubs located in Dutchess, Putnam, Rockland, and Westchester Counties, New York. In addition, in May 1999 a third in-store branch was opened in a supermarket in Mt. Vernon, New York, in September 1999 a fourth was opened in a supermarket in Poughkeepsie, New York, and in October 1999 a fifth was opened in a supermarket in Cortlandt Manor, New York..

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

       The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the computer equipment utilized by the Company at September 30, 2000 was approximately $368,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

       Page 43 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

Item 6.   Selected Financial Data

       Page 5 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Pages 6 through 17 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       The section "Interest Rate Risk Management", appearing on pages 14 and 15 of the attached 2000 Annual Report to Stockholders, is herein incorporated by reference.

Item 8.   Financial Statements and Supplementary Data

       Pages 18 through 40 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

       Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers Who Are Not Directors

       The following are the Company's executive officers who are not also directors as of September 30, 2000.

       Joseph L. Macchia. Mr. Macchia, age 49, is the Senior Vice President and Secretary to the Association and Senior Vice President and Secretary of the Holding Company. Mr. Macchia has been the Secretary of the Holding Company since its formation and was named Chief Operations Officer of the Association in January 1997. Mr. Macchia is responsible for the Association's branch administration and savings operations. He is also responsible for the Association's Bank Secrecy Act compliance. Prior to such time, Mr. Macchia served as the Association's Vice President. Mr. Macchia has been employed by the Association since 1972.

       Joseph D. Roberto. Mr. Roberto, age 48, is the Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Senior Vice President, Treasurer and Chief Financial Officer of the Association. Mr. Roberto has been the Chief Financial Officer and Treasurer of the Holding Company since its formation. Mr. Roberto was appointed the Association's Vice President and Treasurer in 1991 and Chief Financial Officer in 1995. Mr. Roberto is responsible for the Accounting Department, interest rate risk and asset/liability management as well as financial reporting. Prior to 1991, Mr. Roberto served as the Association's Secretary and Treasurer. Mr. Roberto has been employed by the Association since 1973.

       Philip Guarnieri. Mr. Guarnieri, age 43, is the Senior Vice President and Chief Lending Officer of the Association. Mr. Guarnieri was appointed Vice President and Chief Lending Officer in July 1996. Prior to joining the Association, Mr. Guarnieri was the Vice President for loan origination at Home Federal Savings Bank, Queens, New York. Mr. Guarnieri is responsible for the administration of the Association's real estate lending programs.


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

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2000 all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met. During the fiscal year ended September 30, 1999, Gould Investors failed to timely file a Form 3 upon its becoming the beneficial owner of more than 10% of the outstanding shares of the Company's common stock.

Item 11.  Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

       The following information appearing in the Company's 2000 Annual Report to Stockholders is herein incorporated by reference

Item                                                                            Pages in Annual Report
----                                                                            ----------------------
Independent Auditors' Report                                                    Page 42

Consolidated Balance Sheets as of September 30, 2000                            Page 18
  and 1999

Consolidated Statements of Income for the Years                                 Page 19
  Ended September 30, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders'                             Page 20
  Equity for the Years Ended September 30, 2000, 1999
   and 1998

Consolidated Statements of Cash Flows for the Years                             Page 21
  Ended September 30, 2000, 1999 amd 1998

Notes to Consolidated Financial Statements                                      Pages 22 through 40

         (a) (2)  Financial Statement Schedules

       All financial statement schedules have been omitted as the required information is not applicable or has been included in the Consolidated Financial Statements.

         (a) (3)  Exhibits

                                                                            Reference to
                                                                            Prior Filing
Regulation S-K                                                               or Exhibit
  Exhibit                                                                  Number Attached
  Number                    Document                                          Hereto
---------------             --------                                       ---------------
     3(a)           Certificate of Incorporation                                *
     3(b)           By-Laws                                                    **
      4             Instruments defining the rights of security holders,        *
                     including debentures
      9             Voting Trust Agreement                                    None
     10             Material Contracts
                     Employment Contract                                      ***
                     Management Recognition Plan and Stock
                      Option and Incentive Plan                                 *
                     Change-in-Control Severance Agreements                   ***
                     Amended and Restated Standstill Agreement                ****
     11             Statement re: computation of per share earnings         Not required
     12             Statement re: computation of ratios                     Not required
     13             Annual Report to Security Holders                          13
     16             Letter re: change in certifying accountants               None
     18             Letter re: change in accounting principles                None
     19             Previously unfiled documents                              None
     21             Subsidiaries of Registrant                                 21
     22             Published report regarding matters submitted to vote      None
                     of security holders
     23             Consents of Experts and Counsel                            23
     24             Power of Attorney                                       Not required
     27             Financial Data Schedule                                   None
     99             Additional Exhibits                                       None

----------------
       * Filed as exhibits to the Company's Form S-1 registration statement filed on December 29, 1995 (File No. 33-81013) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
       ** Filed as an exhibit to the Company's Form 8-K filed on July 29, 1999 (File No. 000-27716) pursuant to the Securities Exchange Act of 1934, as amended. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
       *** Filed as exhibits to the Company's Form 10-K filed on December 28, 1999 (File No. 00027716) pursuant to the Securities Exchange Act of 1934, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
       ****Filed as exhibit to the Company's Form 8-K/A filed on February 29, 2000 (File No. 00027716) pursuant to the Securities Exchange Act of 1934, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K

       During the quarter ended September 30, 2000, the Company filed one current Reports on Form 8-K. On July 25, 2000, the Company reported the issuance of a press release announcing the Company's earnings for the quarter ended June 30, 2000.

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


/s/ Richard F. Komosinski                  /s/ William G. Bachop
--------------------------                 -------------------------------------
Richard F. Komosinski, President,          William G. Bachop, Chairman
Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date: December 29,2000                     Date:  December 29,2000
      ----------------                            ----------------

/s/ Michael J. Martin                     /s/ Charles D. Lohrfink
-------------------------------------     --------------------------------------
Michael J. Martin,  Director              Charles D. Lohrfink, Director

Date: December 29,2000                     Date:  December 29,2000
      ----------------                            ----------------


/s/ Donald R. Angelilli                   /s/ Eben T. Walker
-------------------------------------     --------------------------------------
Donald R. Angelilli, Director             Eben T. Walker, Director

Date: December 29,2000                     Date:  December 29,2000
      ----------------                            ----------------


/s/ P. Anthony Sarubbi                    /s/ Joseph D. Roberto
-------------------------------------     --------------------------------------
P. Anthony Sarubbi, Director              Joseph D. Roberto, Vice President,
                                           Treasurer   and   Chief    Financial
                                             Officer
                                          (PRINCIPAL  FINANCIAL AND  ACCOUNTING
Date:  December 29, 2000                    OFFICER)
       -----------------
                                           Date:  December 29,2000
                                                  ----------------

/s/ Fredric H.Gould
--------------------------------------
Fredric H. Gould, Director

Date:  December 29,2000