Form 10-Q
period 2000-12-31
YONKERS FINANCIAL CORP
filed 2001-02-14
CIK 1005508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-27716

                          YONKERS FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     13-3870836
            --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   6 EXECUTIVE PLAZA, YONKERS, NEW YORK 10701
                   ------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock          Number of Shares Outstanding, December 31, 2000
-----------------------         ------------------------------------------------
    $0.01 Par Value                                2,228,739

                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2000



                                                                           Page
                                                                          Number
                                                                          ------
              PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets at December 31,
             2000 and September 30, 2000 ....................................  2
           Consolidated Statements of Income for the
             Three Months Ended December 31, 2000 and 1999 ..................  3
           Consolidated Statement of Changes in
             Stockholders' Equity for the Three Months
             Ended December 31, 2000 ........................................  4
           Consolidated Statements of Cash Flows for the
             Three Months Ended December 31, 2000 and 1999 ..................  5
           Notes to Consolidated Financial Statements........................  6
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..................  8
Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk .................................................... 16


               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 17
Item 2.    Changes in Securities ............................................ 17
Item 3.    Defaults Upon Senior Securities .................................. 17
Item 4.    Submission of Matters to a Vote of Security Holders .............. 17
Item 5.    Other Information ................................................ 17
Item 6.    Exhibits and Reports on Form 8-K ................................. 17
           Signature Page ................................................... 18

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                      December 31, September 30,
                                                         2000          2000
ASSETS

Cash and cash equivalents:
    Cash and due from banks ......................     $   6,349      $   4,178
    Federal Funds sold ...........................         9,000          6,000
                                                       ---------      ---------
         Total cash and cash equivalents .........        15,349         10,178
                                                       ---------      ---------
Securities:
     Available for sale, at fair value
      (amortized cost of $123,275 at
      December 31, 2000 and $116,858 at
      September 30, 2000) ........................       121,900        112,373
     Held to maturity, at amortized cost
      (fair value of  $15,286 at
      December 31, 2000 and $16,081 at
      September 30, 2000) ........................        15,257         16,192
                                                       ---------      ---------
                                                       ---------      ---------
          Total securities .......................       137,157        128,565
                                                       ---------      ---------
                                                       ---------      ---------
Real estate mortgage loans held for sale,
 at lower of cost or market value ................         2,792          2,743
                                                       ---------      ---------
Loans receivable, net:
     Real estate mortgage loans ..................       356,481        354,583
     Consumer and commercial business loans ......        12,469         11,358
     Allowance for loan losses ...................        (1,769)        (1,703)
                                                       ---------      ---------
                                                       ---------      ---------
          Total loans receivable, net ............       367,181        364,238
                                                       ---------      ---------
Accrued interest receivable ......................         3,483          3,223
Federal Home Loan Bank  ("FHLB") stock ...........         9,298          9,298
Office properties and equipment, net .............         1,787          1,859
Other assets .....................................         1,744          2,770
                                                       ---------      ---------
          Total assets ...........................     $ 538,791      $ 522,874
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ....................................     $ 339,811      $ 325,106
     Securities repurchase agreements ............        79,512         85,012
     FHLB advances ...............................        77,320         72,400
     Other liabilities ...........................         4,526          5,474
                                                       ---------      ---------
          Total liabilities ......................       501,169        487,992
                                                       ---------      ---------

Commitments and contingencies

Stockholders' equity
   Preferred stock (par value $0.01 per
    share; 100,000 shares authorized; none
    issued or outstanding) .......................            --             --
   Common stock (par value $0.01 per
    share: 4,500,000 shares authorized;
    3,570,750 shares issued) .....................            36             36
   Additional paid-in capital ....................        35,501         35,443
   Unallocated common stock  held by
    employee stock ownership plan ("ESOP") .......        (1,501)        (1,572)
   Unamortized awards of common stock under
    management recognition plan ("MRP") ..........          (256)          (329)
   Treasury stock, at cost (1,342,011 shares) ....       (22,037)       (22,037)
   Retained income, substantially restricted .....        26,704         26,032
   Accumulated other comprehensive loss ..........          (825)        (2,691)
                                                       ---------      ---------
         Total stockholders' equity ..............        37,622         34,882
                                                       ---------      ---------
                                                       $ 538,791      $ 522,874
                                                       =========      =========


See accompanying notes to consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                            For the Three Months
                                                              Ended December 31,
                                                            --------------------
                                                              2000         1999
                                                              ----         ----
Interest and dividend income:
   Loans .............................................       $6,857       $6,042
   Securities ........................................        2,333        2,387
   Other earning assets ..............................          349          159
                                                             ------       ------
                                                             ------       ------
     Total interest and dividend income ..............        9,539        8,588
                                                             ------       ------

Interest expense:
   Deposits ..........................................        3,577        2,675
   Securities repurchase agreements ..................        1,289        1,614
   FHLB advances .....................................        1,319          847
                                                             ------       ------
     Total interest expense ..........................        6,185        5,136
                                                             ------       ------

       Net interest income ...........................        3,354        3,452

Provision for loan losses ............................           75           35
                                                             ------       ------
       Net interest income after provision
        for loan losses ..............................        3,279        3,417
                                                             ------       ------

Non-interest income:
   Service charges and fees ..........................          366          269
   Net gain on sales of real estate mortgage
    loans held for sale ..............................          126           23
   Net gain on sales of securities ...................           85            4
   Other .............................................           22           14
                                                             ------       ------
      Total non-interest income ......................          599          310
                                                             ------       ------

Non-interest expense:
   Compensation and benefits .........................        1,459        1,467
   Occupancy and equipment ...........................          367          338
   Data processing service fees ......................          207          179
   Federal deposit insurance costs ...................           16           38
   Other .............................................          473          581
                                                             ------       ------
      Total non-interest expense .....................        2,522        2,603
                                                             ------       ------

        Income before income tax expense .............        1,356        1,124

Income tax  expense ..................................          496          420
                                                             ------       ------

       Net income ....................................       $  860       $  704
                                                             ======       ======

Earnings per common share:
       Basic .........................................       $ 0.42       $ 0.35
       Diluted .......................................         0.41         0.34
                                                             ======       ======


See accompanying notes to consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                    Unallocated  Unamortized
                                                       Common     Awards of                         Accumulated
                                          Additional    Stock      Common                               Other        Total
                                 Common     Paid-in     Held        Stock     Treasury    Retained   Comprehensive  Stockholders'
                                  Stock     Capital    by ESOP    Under MRP     Stock       Income    Income(Loss)   Equity
                                  -----     -------    -------    ---------     -----       ------    ------------   ------
Balance at September 30,
 2000 ......................... $     36   $ 35,443   $ (1,572)   $   (329)   $(22,037)   $ 26,032    $ (2,691)     34,882

 Net income ...................       --         --         --          --          --         860          --         860
 Dividends paid ($0.09
  per share) ..................       --         --         --          --          --        (188)         --        (188)
 Amortization of MRP awards ...       --         --         --          73          --          --          --          73
 Tax benefits from vested
  MRP awards ..................       --         21         --          --          --          --          --          21
 ESOP shares released for
  allocation (7,142 shares) ...       --         37         71          --          --          --          --         108
 Change in net unrealized
  gain (loss) on available-
  for sale securities, net
  of taxes ....................       --         --         --          --          --          --       1,866       1,866
                                --------   --------   --------    --------    --------    --------    --------    --------
Balance at December 31,
 2000 ......................... $     36   $ 35,501   $ (1,501)   $   (256)   $(22,037)   $ 26,704    $   (825)   $ 37,622
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

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                           For the Three Months
                                                             Ended December 31,
                                                           ---------------------
                                                             2000         1999
                                                             ----         ----
Cash flows from operating activities:
  Net income ...........................................   $    860    $    704
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Provision for loan losses .........................         75          35
     ESOP and MRP expense ..............................        181         200
     Depreciation and amortization expense .............        120         116
     Amortization of deferred fees, discounts
      and premiums, net ................................        108          35
     Net gain on sales of real estate mortgage
      loans held for sale ..............................       (131)        (23)
     Net gain on sales of securities ...................        (85)         (4)
     Other adjustments, net ............................     (1,396)     (2,155)
                                                           --------    --------
          Net cash provided by operating
           activities ..................................       (268)     (1,092)
                                                           --------    --------
Cash flows from investing activities:
  Purchases of available-for-sale securities ...........     (9,881)       (111)
  Proceeds from principal payments, maturities
   and calls of securities:
     Available-for-sale ................................      2,134       1,974
     Held-to-maturity ..................................        922       1,379
  Proceeds from sales of securities:
     Available-for-sale ................................      1,401          19
     Held-to-maturity ..................................         --          --
  Disbursements for loan originations ..................    (21,800)    (57,846)
  Principal collections on loans .......................      9,754       5,226
  Proceeds from sales of loans .........................      9,020       3,021
  Purchase of FHLB stock ...............................         --      (1,901)
  Other investing cash flows ...........................        (48)       (215)
                                                           --------    --------
          Net cash used in investing activities ........     (8,498)    (48,454)
                                                           --------    --------
Cash flows from financing activities:
  Net increase in deposits .............................     14,705      12,726
  Net (decrease) increase in borrowings with
     original terms of three months or less:
       Securities repurchase agreements ................     (5,500)      3,784
       FHLB advances ...................................     15,000      14,246
  (Repayment of) Proceeds from longer-term
    borrowings .........................................    (10,080)     20,000
  Dividends paid .......................................       (188)       (195)
                                                           --------    --------
          Net cash provided by financing activities ....     13,937      50,561
                                                           --------    --------

Net  increase in cash and cash equivalents .............      5,171       1,015
Cash and cash equivalents at beginning of the period ...     10,178       4,651
                                                           --------    --------

Cash and cash equivalents at end of  the period ........   $ 15,349    $  5,666
                                                           ========    ========

Supplemental information:
  Interest paid ........................................   $  6,498    $  4,678
  Income taxes paid ....................................        690          --
                                                           ========    ========


See accompanying notes to consolidated financial statements

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

     On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. On December 31, 2000 $104.0 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 2001.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2000, included in the Form 10-K.

(2) Comprehensive Income

      Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. Total comprehensive income for the quarter ended December 31, 2000 was $2,726,000 consisting of $860,000 in net income plus a net decrease of $1.9 million in the after-tax net unrealized loss on available-for-sale securities. For the quarter ended December 31, 1999, total comprehensive income of $448,000 consisted of net income of $704,000 less a net increase of $1.2 million in the after-tax net unrealized gain on available-for-sale securities.

(3) Earnings Per Share

     The Company reports both basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. Unallocated ESOP shares that have not been committed to be released to participants are excluded from outstanding shares in computing both basic and diluted EPS.

     The following is a summary of the number of shares utilized in the Company's EPS calculations for the three months ended December 31, 2000 and 1999. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.


                                                            For the Three Months
                                                              Ended December 31,
                                                            --------------------
                                                               2000         1999
                                                               ----         ----
                                                                  (In thousands)

Weighted average common shares outstanding
   for computation of basic EPS (1) ....................       2,047       2,006
  Common-equivalent shares due to the
   dilutive effect of stock options and
   MRP awards(2) .......................................          30          66
                                                               -----       -----
Weighted average common shares for
   computation of diluted EPS ..........................       2,077       2,072
                                                               =====       =====
--------------
(1) Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.

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

Comparison of Financial Condition at December 31, 2000 and September 30, 2000

     Total assets at December 31, 2000 amounted to $538.8 million, representing an increase of $15.9 million from $522.9 at September 30, 2000. Asset growth during the period was funded primarily through growth in the Company's deposit base relating to the expansion of its retail franchise.

     Overall, total securities increased $8.6 million to $137.2 million at December 31, 2000 from $128.6 million at September 30, 2000. Total cash and cash equivalents increased $5.1 million to $15.3 million at December 31, 2000 from $10.2 million at September 30, 2000. Total loans (loans receivable and mortgages held for sale) increased $3.0 million to $370.0 million at December 31, 2000 from $367.0 million at September 30, 2000. The loan growth during the quarter represents loan originations of $21.7 million, offest by principal collections of $9.8 million and loans sold of $8.9 million.

     Total deposit liabilities increased $14.7 million to $339.8 million at December 31, 2000 from $325.1 million at September 30, 2000. Total borrowings decreased by $580,000 to $156.8 million at December 31, 2000 from $157.4 million at September 30, 2000. Funds from deposit growth were primarily invested in securities, cash and cash equivalents, and new loans.

     Stockholders' equity increased by $2.7 million to $37.6 million at December 31, 2000 from $34.9 million at September 30, 2000. The increase is primarily attributable to a $1.9 million decrease in the after-tax net unrealized loss on available-for-sale securities, a $672,000 increase due to net income retained after dividends, and a combined increase of

$202,000 relating to the employee stock ownership plan and the management recognition plan. The ratio of stockholders' equity to total assets was 6.98% at December 31, 2000 up from 6.67% at September 30, 2000. Book value per share (computed based on total shares issued less treasury shares) was $16.88 at December 31, 2000, compared to $15.65 at September 30, 2000. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

Analysis of Net Interest Income

    The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three months ended December 31, 2000 and 1999. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums which are considered yield adjustments.

                                                                        For the Quarter Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                                       2000                                   1999
                                                        ----------------------------------     -------------------------------------
                                                         Average                 Average       Average                     Average
                                                         Balance     Interest   Yield/Cost     Balance       Interest     Yield/Cost
                                                         -------     --------   ----------     -------       --------     ----------
Assets                                                                          (Dollars in thousands)
Interest-earning assets:
    Loans (1) .......................................   $369,013      $6,857      7.43%        $328,672       $ 6,042       7.35%
    Mortgage-backed securities (2) ..................     84,866       1,447      6.82           95,964         1,628       6.79
    Other securities (2) ............................     42,410         886      8.36           41,271           759       7.36
    Other earning assets ............................     22,621         349      6.17           13,045           159       4.88
                                                        --------      ------                   --------       -------
       Total interest-earning assets ................    518,910      $9,539      7.35          478,952       $ 8,588       7.17
                                                                      ======                                  =======
Allowance for loan losses ...........................     (1,727)                                (1,531)
Non-interest earning assets .........................      9,591                                 12,401
                                                        --------                               --------
       Total assets .................................   $526,774                               $489,822
                                                        ========                               ========
Liabilities and  Stockholders' Equity
Interest-bearing liabilities:
    NOW, club and money market accounts .............   $ 65,587      $  351      2.14%        $ 60,073       $   327       2.18%
    Regular savings accounts (3) ....................     57,632         304      2.11           53,275           239       1.79
    Savings certificate accounts ....................    197,118       2,922      5.93          162,537         2,109       5.19
                                                        --------      ------                   --------       -------
       Total interest-bearing deposits ..............    320,337       3,577      4.47          275,885         2,675       3.88

    Borrowings ......................................    160,600       2,608      6.50          172,092         2,461       5.72
                                                        --------      ------                   --------       -------
       Total interest-bearing liabilities ...........    480,937      $6,185      5.14          447,977       $ 5,136       4.59
                                                                      ======                                  =======
Non-interest-bearing liabilities ....................     10,901                                  9,812
                                                        --------                               --------
       Total liabilities ............................    491,838                                457,789
Stockholders' equity ................................     34,936                                 32,033
                                                        --------                               --------
       Total liabilities and stockholders' equity ...   $526,774                               $489,822
                                                        ========                               ========
Net interest income .................................                 $3,354                                  $ 3,452
                                                                      ======                                  =======
Average interest rate spread (4) ....................                             2.21%                                     2.59%
Net interest margin (5) .............................                             2.59%                                     2.88%
Net interest-earning assets (6) .....................    $37,973                               $ 30,975
                                                        ========                               ========
Ratio of average interest-earning assets to average
    interest-bearing liabilities ....................                           107.90                                    106.91

--------------
(1) Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2)  Average balances represent amortized cost.
(3)  Includes mortgage escrow accounts.
(4) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months ended December 31, 2000 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                              For the Quarter Ended December 31,
                                                     2000 Compared to 1999
                                               ---------------------------------
                                               Increase (Decrease)
                                                     Due to
                                                ------------------        Net
                                                Volume       Rate        Change
                                                ------       ----        ------
                                                        (In thousands)
Interest-earning assets:
  Loans ....................................    $   749     $    66     $   815
  Mortgage-backed securities ...............       (188)          7        (181)
  Other securities .........................         21         106         127
  Other earning assets .....................        140          50         190
                                                -------     -------     -------
             Total .........................        722         229         951
                                                -------     -------     -------
Interest-bearing liabilities:
  NOW, club and money market accounts ......         30          (6)         24
  Regular savings accounts .................         20          45          65
  Savings certificate accounts .............        487         326         813
  Borrowings ...............................       (172)        319         147
                                                -------     -------     -------
             Total .........................        364         684       1,049
                                                -------     -------     -------
Net change in net interest income ..........    $   358     $  (455)    $   (98)
                                                =======     =======     =======


Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

     General. Net income for the three months ended December 31, 2000 was $860,000 or diluted EPS of $0.41 compared to net income of $704,000 or diluted EPS of $0.34 for the quarter ended December 31, 1999. Basic earnings per common share were $0.42 for the quarter ended December 31, 2000 compared to $0.35 for the same period in 1999. The increase in net income of $156,000 reflects an increase of $289,000 in non-interest income, and a $81,000 decrease in non-interest expense, partially offset by a $98,000 decrease in net interest income, a $76,000 increase in income tax expense and $40,000 increase in the provision for loan losses.

Net Interest Income. Net interest income for the quarter ended December 31, 2000 was $3.4 million, a decrease of $98,000 from $3.5 million for the prior year's period. The decrease reflects a decline in the average interest rate spread, partially offset by an increase in net interest-earning assets (total interest-earning assets less total interest-bearing liabilities) primarily attributable to the investment of proceeds from deposit growth. The decline in the average interest rate spread is primarily a result of an increase in the Company's cost of funds. The Company's average interest rate spread decreased to 2.21% for the quarter ended

December 31, 2000 from 2.59% for the same quarter last year, while the net interest margin decreased to 2.59% for the 2000 three month period from 2.88% a year earlier.

     Interest and Dividend Income. Interest and dividend income totaled $9.5 million for the three months ended December 31, 2000, an increase of $951,000 compared to $8.6 million for the three months ended December 31, 1999. This increase reflects the effect of a $40.0 million increase in total average interest-earning assets coupled with an 18 basis point increase in the average yield on such assets to 7.35% for the three months ended December 31, 2000 from 7.17% for the same period in the prior year.

     Interest income on loans increased $815,000 for the three months ended December 31, 2000 compared to the same period in the prior year, reflecting the effect of a $40.3 million increase in the average balance and an 8 basis point increase in the average yield. The increase was primarily attributable to an increase in multi-family mortgage loans.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $54,000 to $2.3 million for the three months ended December 31, 2000 from $2.4 million for the three months ended December 31, 1999. Interest on mortgage-backed securities decreased by $181,000 attributable to a $11.1 million decrease in the average balance partially offset by a 3 basis point increase in the average yield. Interest on other securities increased by $127,000, primarily attributable to a $939,000 increase in the average balance and a 100 basis point increase in the average yield to 8.36% for the quarter ended December 31, 2000 from 7.36% for the same period in the prior year.

     Interest and dividend income on other earning assets increased $190,000, primarily attributable to a $9.6 million increase in the average balance and a 129 basis point increase in the average yield.

     Interest Expense. Interest expense totaled $6.2 million for the three months ended December 31, 2000, an increase of $1.1 million from the prior year's quarter.

     Interest expense on deposits increased $902,000 compared to the same period in the prior year, reflecting the effect of an $44.5 million increase in the average balance and a 59 basis point increase in the average rate on interest-bearing deposits to 4.47% for the three months ended December 31, 2000 from 3.88% for the three months ended December 31, 1999. The increase in the average rate paid on deposits primarily reflects a 74 basis point increase in the average rate paid on savings certificate accounts, coupled with a 32 basis point increase in the average rate paid on regular savings accounts and a 4 basis point decrease in the average rate paid on NOW, club, and money market accounts. The increase in average interest-bearing deposits consisted of a $34.6 million increase in average savings certificate accounts (to $197.1 million from $162.5 million), a $5.5 million increase in average NOW, club and money market accounts (to $65.6 million from $60.1 million) and a $4.3 million increase in average regular savings accounts (to $57.6 million from $53.3 million).

     Interest expense on borrowings increased $147,000 to $2.6 million for the three months ended December 31, 2000 from $2.5 million for the three months ended December 31, 1999. Total borrowings averaged $160.6 million for the three months ended December 31, 2000 at an average rate of 6.50% compared to $172.1 million and 5.72%, respectively, for the prior-year quarter. See "Liquidity and Capital Resources" for further discussion of the Company's securities repurchase agreements.

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

      The provision for loan losses was $75,000 and $35,000 for the three months ended December 31, 2000 and 1999, respectively. The higher provision in the quarter ended December 31, 2000 reflects net charge-offs of $9,000 for the period, compared to net recoveries of $19,000 for the quarter ended December 31, 1999, as well as an increase in multi- family loans which present a higher level of risk. Non-performing loans totaled $275,000 at December 31, 2000, compared to $123,000 at September 30, 2000 and $766,000 at December 31, 1999. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

     Non-Interest Income. Non-interest income for the three months ended December 31, 2000 increased $289,000 to $599,000, from $310,000 for the comparable period in 1999. The increase is primarily attributable to a $103,000 increase in the net gain on sales of real estate mortgages held for sale, a $97,000 increase in service charges and fee income, and an $81,000 increase in the net gain on sale of securities.. The increase in net gain on sale of real estate mortgages held for sale reflects loans sold of $8.9 million for the three months ended December 31, 2000 as compared to sales of $3.0 million for the period ended December 31, 1999. The increase in sales volume is consistent with managements strategy to sell a portion of one-to-four family residential real estate originations in the secondary market and supplement its portfolio with higher yielding multi-family loans. The increase in service charges and fee income resulted from increases in transaction volume as well as fee income generated from our annuities and mutual fund sales program. The increase in net gain on sale of securities reflects sales of $1.3 million for the three months ended December 31, 2000, as compared to sales of $15,000 for the period ended December 31, 1999.

     Non-interest Expense. Non-interest expense decreased $81,000 to $2.5 million for the three months ended December 31, 2000, compared to $2.6 million for the three months ended December 31, 1999. The decrease is primarily attributable to a decrease of $108,000 in other non-interest expense. The decrease in other non-interest expense primarily reflects a reduction in advertising and marketing expenses associated with the opening of two in store branches established during the 1999 period. Federal deposit insurance decreased by $22,000, reflecting a reduction in insurance rates.

     Income Tax Expense. Income tax expense was $496,000 for the three months ended December 31, 2000 and $420,000 for the comparable 1999 period, reflecting effective tax rates of 36.6% and 37.4 %, respectively.


Asset Quality

     Non-performing loans totaled $275,000 at December 31, 2000, compared to $123,000 at September 30, 2000 and $766,000 December 31, 1999. The ratio of non-performing loans to total loans receivable was 0.07% at December 31, 2000, compared to 0.03% at September 30, 2000 and 0.22% at December 31, 1999. The allowance for loan losses was $1.8 million or 0.48% of total loans receivable at December 31, 2000, compared to $1.7 million or 0.46% of total loans receivable at September 30, 2000 and $1.6 million or 0.44% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 643.27% at December 31, 2000, compared to 1384.55% at September 30, 2000 and 203.26% at December 31, 1999.

     The following table sets forth certain asset quality ratios and other data at the dates indicated:


                                        December 31,  September 30, December 31,
                                            2000         2000            1999
                                            ----         ----            ----
                                               (Dollars in thousands)
Non-accrual loans past due ninety
 days or more:
  Real estate mortgage loans:
       One- to four-family .............   $  271        $  109        $  342
       Commercial ......................       --            --           303
  Consumer loans .......................        4            14           121
                                           ------        ------        ------
           Total .......................      275           123           766
Real estate owned, net .................       --            --            --
                                           ------        ------        ------
Total non-performing assets ............   $  275        $  123        $  766
                                           ======        ======        ======
Allowance for loan losses ..............   $1,769        $1,703        $1,557
                                           ======        ======        ======
Ratios:
  Non-performing loans to total
   loans receivable ....................     0.07%         0.03%         0.22%
  Non-performing assets to total assets      0.05          0.02          0.15
  Allowance for loan losses to:
      Non-performing loans .............   643.27       1384.55        203.26
      Total loans receivable ...........     0.48          0.46          0.44


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

     The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at December 31, 2000 was 4.0%, and the Company's actual liquidity ratio was 7.56%.

    The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At December 31, 2000, the Company had outstanding loan origination commitments of $28.1 million, unadvanced home equity lines of credit of $3.1 million and undisbursed construction loans in process of $5.0 million. The
Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At December 31, 2000, the Company had the ability to obtain additional FHLB advances of approximately $56.8 million. Certificates of deposit scheduled to mature in one year or less from December 31, 2000 totaled $149.2 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at December 31, 2000 consisted of $79.5 million in borrowings under securities repurchase agreements and FHLB advances of $77.3 million. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the three months ended December 31, 2000, the average borrowings under these agreements amounted to $83.1 million and the maximum month-end balance outstanding was $85.0 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of December 31, 2000 is summarized as follows:


                                                 Accrued      Weighted    Fair Value
                                                 Interest      Average   of Collateral
Remaining Term to Final Maturity(1)  Amount     Payable(2)      Rate     Securities(3)
-----------------------------------  ------     ----------      ----     -------------
                                                (Dollars in Thousands)
Within 30 days ...............      $11,500      $    82         6.63%      $13,267
After 30 days but
 within one year .............        6,500           52         7.20         7,221
After one but
 within three years ..........       11,000           31         5.99        13,450
After three but
 within five years ...........       10,100          149         6.18        11,554
After five years .............       40,412          347         5.67        44,565
                                    -------      -------                    -------
     Total ...................      $79,512      $   661         6.04%      $90,057
                                    =======      =======                    =======

-------------

(1) The weighted average remaining term to final maturity was approximately 5.1 years at December 31, 2000. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 2.1 years at December 31, 2000.
(2)  Included in other liabilities in the consolidated balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($58.2 million) and other debt securities ($31.8 million) which were transferred to the counterparty, including accrued interest receivable of $950,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $80.0 million and $10.0 million, respectively.

     At December 31, 2000, the Company's "amount at risk" under securities repurchase agreements was approximately $9.9 million. This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

     Information concerning FHLB advances outstanding and weighted average interest rates with the FHLB of New York are summarized as follows by remaining period to maturity:



                                                      2000
                                             ----------------------
                                               Amount          Rate
                                               ------          ----
                                             (Dollars in thousands)
FHLB advances maturing:
Within 30 days .........................      $ 8,000          6.69%
30 days to 1 year ......................       10,000          6.78
1 year to 3 years ......................       10,000          6.54
3 years to 5 years .....................       30,200          7.14
Over 5 years ...........................       19,120          6.81
                                              -------

         Total .........................       77,320          6.89%
                                              =======


     The weighted average period to maturity date for the FHLB advances outstanding at December 31, 2000 was 3.8 years, with a weighted average period to call date of 3.4 years. During the three months ended December 31, 2000, the Company's average FHLB advances outstanding were $77.5 million, and the maximum month end balance outstanding was $83.4 million.

     At December 31, 2000, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.60% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.60% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 15.13%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.


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

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K
       (a)  Exhibits

 Exhibit No.                                                   Name
-----------                                                    ----
     27                                             Financial Data Schedule


     (b)  Reports on Form 8-K

     During the quarter ended December 31, 2000, the Company filed one report on form 8-K. On October 25, 2000, under Item 5, the Company issued a press release announcing the Company's earnings for the quarter and fiscal year ended September 30, 2000.

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


                                       YONKERS FINANCIAL CORPORATION
                                       -----------------------------
                                       (Registrant)


Date:  February 14, 2001               /s/  Richard F. Komosinski
                                       --------------------------
                                       Richard F. Komosinski,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  February 14, 2001               /s/ Joseph D. Roberto
                                       ----------------------
                                       Joseph D. Roberto
                                       Senior Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)