Form 10-Q
period 2001-03-31
YONKERS FINANCIAL CORP
filed 2001-05-15
CIK 1005508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-27716

YONKERS FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3870836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 EXECUTIVE PLAZA, YONKERS, NEW YORK 10701
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (914) 965-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, March 31, 2001
$0.01 Par Value	2,228,739

YONKERS FINANCIAL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2001

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2001	September 30, 2000
ASSETS

Cash and cash equivalents:
Cash and due from banks	$10,215	$4,178
Federal Funds sold	--	6,000
Total cash and cash equivalents	10,215	10,178
Securities:
Available for sale, at fair value (amortized cost of $115,125 at March 31, 2001 and $116,858 at September 30, 2000)	115,677	112,373
Held to maturity, at amortized cost (fair value of $14,139 at March 31, 2001 and $16,081 at September 30, 2000)	14,046	16,192
Total securities	129,723	128,565
Real estate mortgage loans held for sale, at lower of cost or market value	3,217	2,743
Loans receivable, net:
Real estate mortgage loans	360,667	354,583
Consumer and commercial business loans	12,895	11,358
Allowance for loan losses	(1,848)	(1,703)
Total loans receivable, net	371,714	364,238
Accrued interest receivable	3,209	3,223
Federal Home Loan Bank ("FHLB") stock	9,298	9,298
Office properties and equipment, net	1,708	1,859
Other assets	10,196	2,770
Total assets	$539,280	$522,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$356,948	$325,106
Securities repurchase agreements	73,012	85,012
FHLB advances	65,320	72,400
Other liabilities	4,260	5,474
Total liabilities	499,540	487,992

Commitments and contingencies

Stockholders' equity
Preferred stock (par value $0.01 per share; 100,000shares authorized; none issued or outstanding)	--	--
Common stock (par value $0.01 per share: 4,500,000 shares authorized; 3,570,750 shares issued)	36	36
Additional paid-in capital	35,555	35,443
Unallocated common stock held by employee stock ownership plan ("ESOP")	(1,429)	(1,572)
Unamortized awards of common stock under management recognition plan ("MRP")	(183)	(329)
Treasury stock, at cost (1,342,011 shares)	(22,037)	(22,037)
Retained income, substantially restricted	27,448	26,032
Accumulated other comprehensive loss (Note 2)	350	(2,691)
Total stockholders' equity	39,740	34,882
	$539,280	$522,874

See accompanying notes to consolidated financial statements

 YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three MonthsEnded March 31,		For the Six MonthsEnded March 31,
	2001	2000	2001	2000

Interest and dividend income:
Loans	$6,999	$6,463	$13,856	$12,505
Securities	2,306	2,327	4,639	4,714
Other earning assets	242	181	591	340
Total interest and dividend income	9,547	8,971	19,086	17,559

Interest expense:
Deposits	3,640	2,803	7,217	5,478
Securities repurchase agreements	1,084	1,565	2,373	3,179
FHLB advances	1,289	1,081	2,608	1,928
Total interest expense	6,013	5,449	12,198	10,585

Net interest income	3,534	3,522	6,888	6,974

Provision for loan losses	75	35	150	70
Net interest income after provision for loan losses	3,459	3,487	6,738	6,904

Non-interest income:
Service charges and fees	398	346	764	615
Net gain on sales of real estate mortgage loans held for sale	141	24	267	47
Net gain (loss) on sales of securities	121	(3)	206	1
Other	109	51	131	65
Total non-interest income	769	418	1,368	728

Non-interest expense:
Compensation and benefits	1,532	1,396	2,991	2,863
Occupancy and equipment	371	356	738	694
Data processing service fees	221	209	428	388
Federal deposit insurance costs	16	14	32	52
Other	612	671	1,085	1,252
Total non-interest expense	2,752	2,646	5,274	5,249

Income before income tax expense	1,476	1,259	2,832	2,383

Income tax expense	544	465	1,040	885

Net income	$932	$794	$1,792	$1,498

Earnings per common share: (Note 3)
Basic	$0.45	$0.40	$0.87	$0.75
Diluted	0.44	0.39	0.85	0.73

See accompanying notes to financial statements

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unamortized Awards of Common Stock Under MRP	Treasury Stock	Retained Income	Accumulated Other Comprehensive Income(Loss)	Total Stockholders' Equity
Balance at September 30, 2000	$36	$35,443	$(1,572)	$(329)	$(22,037)	$26,032	$(2,691)	34,882

Net income	--	--	--	--	--	1,792	--	1,792
Dividends paid ($0.09 per share)	--	--	--	--	--	(376)	--	(376)
Amortization of MRP awards	--	--	--	146	--	--	--	146
Tax benefits from vested
MRP awards	--	24	--	--	--	--	--	24
ESOP shares released forallocation (14,284 shares)	--	88	143	--	--	--	--	231
Change in net unrealized gain (loss) on available-for salesecurities, net of taxes	--	--	--	--	--	--	3,041	3,041
Balance at March 31, 2001	$36	$35,555	$(1,429)	$(183)	$(22,037)	$27,448	$350	$39,740

See accompanying notes to consolidated financial statements.

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$1,792	$1,498
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	70
ESOP and MRP expense	377	387
Depreciation and amortization expense	242	236
Amortization of deferred fees, discounts and premiums, net	328	106
Proceeds from sales of loans	18,545	5,590
Net gain on sales of real estate mortgage loans held for sale	(267)	(47)
Net gain on sales of securities	(206)	(1)
Changes in assets and liabilities
Decrease (increase) in accrued interest receivable	14	(194)
Increase in other assets	(106)	(229)
(Decrease) increase in accrued interest payable	(561)	527
(Decrease) increase in accrued taxes payable	(594)	844
Decrease in accrued expenses and other liabilities	(251)	(1,580)
Net cash provided by operating activities	19,463	7,207
Cash flows from investing activities:
Purchases of available-for-sale securities	(21,356)	(178)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	13,047	3,458
Held-to-maturity	2,133	3,053
Proceeds from sales of securities:
Available-for-sale	10,058	98
Held-to-maturity	—	—
Disbursements for loan originations	(45,691)	(79,899)
Principal collections on loans	19,188	13,031
Purchase of FHLB stock	—	(1,901)
Purchase of Bank Owned Life Insurance	(9,100)	—
Other investing cash flows	(91)	(324)
Net cash used in investing activities	(31,812)	(62,662)
Cash flows from financing activities:
Net increase in deposits	31,842	31,107
Net (decrease) increase in borrowings with original terms of three months or less:
Securities repurchase agreements	(12,000)	(15,768)
FHLB advances	1,200	(19,575)
(Repayment of) Proceeds from longer-term borrowings	(8,280)	64,101
Common stock repurchased	—	(171)
Dividends paid	(376)	(379)
Net cash provided by financing activities	12,386	59,315

Net increase in cash and cash equivalents	37	3,860
Cash and cash equivalents at beginning of the period	10,178	4,651

Cash and cash equivalents at end of the period	$10,215	$8,511

Supplemental information:
Noncash Transfers-
Change in unrealized gain/(loss) on valuation of securities available-for-sale, net	$3,041	(1,285)

Cash paid for-
Interest paid	$12,759	$10,057
Income taxes paid	1,610	—

See accompanying notes to consolidated financial statements

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

             Yonkers Financial Corporation (the “Holding Company”) was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the “Association”) in connection with the Association’s conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the “Conversion”). Concurrent with the Conversion, the Holding Company sold 3,570,750 shares of its common stock in a subscription and community offering at a price of $10 per share, resulting in net proceeds of $34.6 million. The assets of the Holding Company consist of the stock of the Association, certain short-term and other investments, and a loan to its Employee Stock Ownership Plan (the "ESOP"). Collectively, the Holding Company and the Association are referred to herein as the “Company”.

             On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the “REIT”), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT.  On March 31, 2001 $101.2 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association’s assets in consolidation.

             The unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 2001.

             Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2000, included in the Form 10-K.

(2) Comprehensive Income

              Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income.  Comprehensive income represents net income and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale.  While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise report an amount representing total comprehensive income for the period. Total comprehensive income for the six months ended March 31, 2001 was $4.8 million consisting of a net decrease of $3.0 million in the after-tax net unrealized loss on available-for-sale securities and a $1.8 million in net income.  For the six months ended March 31, 2000, total comprehensive income of $214,000 consisted of net income of $1.5 million, less a net decrease of $1.3 million in the after-tax net unrealized gain on available-for-sale securities.

(3) Earnings Per Share

             The Company reports both basic and diluted earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share”.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. Unallocated ESOP shares that have not been committed to be released to participants are excluded from outstanding shares in computing both basic and diluted EPS.

             The following is a summary of the number of shares utilized in the Company’s EPS calculations for the three and six months ended March 31, 2001 and 2000.  For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
	(In thousands)		(In thousands)

Weighted average common shares outstanding for computation of basic EPS (1)	2,056	2,008	2,051	2,007
Common-equivalent shares due to the dilutive effect of stock options and MRP awards (2)	62 (3)	44 (4)	45 (5)	55 (6)
Weighted average common shares for computation of diluted EPS	2,118	2,052	2,096	2,062

(1)         Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.

(2)         Computed using the treasury stock method.

(3)         Options to purchase 27,250 shares of common stock at prices between $18.00 per share and $21.63 per share were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the quarter ended March 31, 2001.

(4)         Options to purchase 20,000 shares of common stock at prices between $16.63 per share and $21.63 per share were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the quarter ended March 31, 2000.

(5)         Options to purchase 44,250 shares of common stock at prices between $16.63 per share and $21.63 per share were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the six months ended March 31, 2001.

(6)         Options to purchase 3,000 shares of common stock at $21.63 per share were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares for the six months ended March 31, 2000.

4) Accounting for Derivatives and Hedging Activities

             Effective October 1, 2000, the Company adopted the provisions of Financial Accounting No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133 required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value.  Changes in the fair value of those derivatives are reported in current operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  Under the provisions of SFAS No. 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge.

             The derivative instruments held by the Company as of October 1, 2000 consisted of forward loan sales commitments and fixed-rate conforming loan commitments.  The forward loan sales commitments and the fixed-rate conforming loan commitments do not qualify for hedge accounting under the provisions of SFAS No. 133.  Based on market rates and economic conditions on October 1, 2000, the adoption of SFAS No. 133 as of October 1, 2000 did not have a material effect on the Company’s consolidated financial statements, and accordingly, these is no cumulative effect of a change in accounting principle presented.  In addition, the effect of the adjustment to fair value of the Company’s derivatives during the six months ended March 31, 2001 was not significant.  However, there may be increased volatility in net income and stockholders’ equity on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133.

Part I. Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

             When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

             The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Financial Condition at March 31, 2001 and September 30, 2000

             Total assets at March 31, 2001 amounted to $539.3 million, representing an increase of  $16.4 million from $522.9 at September 30, 2000. Asset growth during the period reflected increases in total loans and other assets funded by deposits reflecting the continued growth of the Company’s retail franchise.

             Overall, total loans  (loans receivable and mortgage loans held for sale) increased $8.0 million to $375.0 million at March 31, 2001 from $367.0 million at September 30, 2000, substantially reflecting increases in multi-family and mixed-use commercial real estate loan balances. The loan growth during the six months ended March 31, 2001 is primarily attributable to loan originations net of repayments of $26.5 million less loans sold of $18.5 million. Other assets increased $7.4 million to $10.2 million at March 31, 2001 from $2.8 million at September 30, 2000 primarily reflecting the Company’s $9.0 million purchase of Bank-Owned Life Insurance (“BOLI”).  In January 2001, the Company invested in BOLI policies to fund employee benefit costs.  The cash surrender value of the BOLI policies is recorded on the Company’s balance sheet as other assets and the change in the cash surrender value is recorded as other income.  Total securities at March 31, 2001 increased $1.1 million to $129.7 million from $128.6 million at September 30, 2000.

             Deposit liabilities increased $31.8 million to $356.9 million at March 31, 2001 from $325.1 million at September 30, 2000.  The increase in deposit liabilities is primarily attributable to the expansion of the Company’s retail franchise as well as aggressive cross-selling programs. Total borrowings decreased by $19.1 million to $138.3 million at March 31, 2001 from $157.4 million at September 30, 2000.

             Stockholders’ equity increased by $4.8 million to $39.7 million at March 31, 2001 from  $34.9 million at September 30, 2000.  The increase is primarily attributable to an improvement of $3.0 million in the net unrealized after tax gain in the market value of securities available for sale, an increase in net income retained after dividends of $1.4 million, and a combined increase of $401,000 relating to the employee stock ownership plan and the management recognition plan.  The ratio of stockholders’ equity to total assets increased to 7.4% at March 31, 2001 from 6.7 % at September 30, 2000.  Book value per share (computed based on total shares issued less treasury shares) increased to $17.83 at March 31, 2001, from $15.65 at September 30, 2000. See “Liquidity and Capital Resources” for information regarding the Association’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

             The following table sets forth the Company’s average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and six months ended March 31, 2001 and 2000. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums which are considered yield adjustments.

	For the Quarter Ended March 31,
	2001			2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$373,655	$6,999	7.49%	$354,616	$6,463	7.29%
Mortgage-backed securities (2)	84,339	1,424	6.75	91,576	1,570	6.86
Other securities (2)	48,065	882	7.34	40,537	757	7.47
Other earning assets	19,216	242	5.04	13,463	181	5.38
Total interest-earning assets	525,275	$9,547	7.27	500,192	$8,971	7.17

Allowance for loan losses	(1,797)			(1,544)
Non-interest-earning assets	18,043			10,936
Total assets	$541,521			$509,584
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW, club and money market accounts	$64,460	$324	2.01%	$62,706	$338	2.16%
Regular savings accounts (3)	60,657	300	1.98	54,545	234	1.72
Savings certificate accounts	207,811	3,016	5.81	172,498	2,231	5.17
Total interest-bearing deposits	332,928	3,640	4.37	289,749	2,803	3.87

Borrowings	151,603	2,373	6.26	182,424	2,646	5.80
Total interest-bearing liabilities	484,531	$6,013	4.96	472,173	$5,449	4.62

Non-interest-bearing liabilities	20,075			5,625
Total liabilities	504,606			477,798

Stockholders' equity	36,915			31,786
Total liabilities and stockholders' equity	$541,521			$509,584
Net interest income		$3,534			$3,522
Average interest rate spread (4)			2.31%			2.55%
Net interest margin (5)			2.69%			2.82%
Net interest-earning assets (6)	$40,744			$28,019
Ratio of average interest-earning assets to average interest-bearing liabilities			108.41%			105.93%

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

(5)  Net interest margin represents net interest income divided by average total interest-earning assets.

(6)  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Six Months Ended March 31,
	2001			2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$371,334	$13,856	7.46%	$341,644	$12,505	7.32%
Mortgage-backed securities (2)	84,603	2,870	6.78	93,770	3,197	6.82
Other securities (2)	47,821	1,769	7.40	40,904	1,517	7.42
Other earning assets	20,918	591	5.65	13,254	340	5.13
Total interest-earning assets	524,676	$19,086	7.28	489,572	$17,559	7.17

Allowance for loan losses	(1,762)			(1,537)
Non-interest-earning assets	13,817			11,668
Total assets	$536,731			$499,703
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW, club and money market accounts	$64,807	$675	2.08%	$61,390	$665	2.17%
Regular savings accounts (3)	59,145	604	2.04	53,910	473	1.75
Savings certificate accounts	202,681	5,938	5.86	170,676	4,340	5.09
Total interest-bearing deposits	326,633	7,217	4.42	285,976	5,478	3.83

Borrowings	156,102	4,981	6.38	177,258	5,107	5.76
Total interest-bearing liabilities	482,735	$12,198	5.05	463,234	$10,585	4.57

Non-interest-bearing liabilities	18,071			4,560
Total liabilities	500,806			467,794

Stockholders' equity	35,925			31,909
Total liabilities and stockholders' equity	$536,731			$499,703
Net interest income		$6,888			$6,974
Average interest rate spread (4)			2.23%			2.60%
Net interest margin (5)			2.63%			2.85%
Net interest-earning assets (6)	$41,941			$26,338
Ratio of average interest-earning assets to average interest-bearing liabilities			108.69%			105.69%

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

             The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months and six months ended March 31, 2001, compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Quarter Ended March 31, 2001 Compared to 2000			For the Six Months Ended March 31, 2001 Compared to 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earning assets:
Loans	$355	$181	$536	$1	$1,351	$1,352
Mortgage-backed securities	(121)	(25)	(146)	(308)	(19)	(327)
Other securities	138	(13)	125	256	(4)	252
Other earning assets	73	(12)	61	214	37	251
Total	445	131	576	163	1,365	1,528
Interest-bearing liabilities:
NOW, club and money market accounts	9	(23)	(14)	37	(27)	10
Regular savings accounts	28	38	66	48	83	131
Savings certificate accounts	489	296	785	884	714	1,598
Borrowings	(472)	199	(273)	(644)	518	(126)
Total	55	510	565	325	1,288	1,613

Net change in net interest income	$390	$(379)	$12	$(162)	$77	$(85)

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000.

             General.  Net income for the three months ended March 31, 2001 was $932,000 or diluted EPS of $0.44 compared to net income of $794,000 or diluted EPS of $0.39 for the quarter ended March 31, 2000.  Basic earnings per common share were $0.45 for the quarter ended March 31, 2001 compared to $0.40 for the same period in 2000. The increase in net income of $138,000 reflects an increase of $351,000 in non-interest income, a $12,000 increase in net interest income, partially offset by a $106,000 increase in non-interest expense, a $79,000 increase in income tax expense, and a $40,000 increase in the provision for loan losses.

             Net Interest Income Net interest income for the quarter ended March 31, 2001 was $3.5 million, an increase of $12,000 compared to the same period in the prior year.  The increase primarily reflects an increase in net interest-earning assets (total interest-earning assets less total interest-bearing liabilities) primarily attributable to the investment proceeds of deposit growth, partially offset by a decline in the average interest rate spread.  The decline in the average interest rate spread is primarily a result of an increase in the Company’s cost of funds.  The Company’s average interest rate spread decreased to 2.31% for the quarter ended March 31, 2001 from 2.55% for the same quarter last year, while the net interest margin decreased to 2.69% for the 2001 three month period from 2.82% a year earlier.

             Interest Income. Interest and dividend income totaled $9.5 million for the three months ended March 31, 2001, an increase of $576,000 compared to $9.0 million for the three months ended March 31, 2001.  This increase reflects the effect of a $25.1 million increase in total average interest-earning assets coupled with a 10 basis point increase in the average yield on such assets to 7.27% for the three months ended March 31, 2001 from 7.17% for the same period in the prior year.

             Interest income on loans increased $536,000 for the three months ended March 31, 2001 compared to the same period in the prior year, reflecting the effect of a $19.0 million increase in the average balance and a 20 basis point increase in the average yield.  The increase in the average balance of loans and the average yield was primarily attributable to an increase in multi-family and mixed-use commercial real estate loans with higher yields.

             On a combined basis, interest and dividend income on mortgage-backed and other securities was $2.3 million for the three months ended March 31, 2001, a decrease of $21,000 compared to the same period in the prior year.  Interest on mortgage-backed securities decreased by $146,000 attributable to the effects of a $7.2 million decrease in the average balance and an 11 basis point decrease in the average yield. Interest on other securities increased by $125,000, primarily attributable to a $7.5 million increase in the average balance, partially offset by a 13 basis point decrease in the average yield.

             Interest and dividend income on other earning assets increased $61,000, primarily attributable to a $5.7 million increase in the average balance, partially offset by a 34 basis point decrease in the average yield.

             Interest Expense. Interest expense totaled $6.0 million for the three months ended March 31, 2001, an increase of $564,000 from the prior year’s quarter.

             Interest expense on deposits increased $837,000 compared to the same period in the prior year, reflecting the effect of a $43.2 million increase in the average balance and a 50 basis point increase in the average rate on interest-bearing deposits to 4.37% for the three months ended March 31, 2001 from 3.87% for the three months ended March 31, 2000.  The increase in average interest-bearing deposits consisted of a $35.3 million increase in average savings certificate accounts (to $207.8 million from $172.5 million), a $6.1 million increase in average regular savings accounts (to $60.6 million from $54.5 million) and a $1.8 million increase in average NOW, club and money market accounts (to $64.5 million from $62.7 million).

             Interest expense on borrowings decreased $273,000 to $2.4 million for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000.  Total borrowings averaged $151.6 million for the three months ended March 31, 2001 at an average rate of 6.26% compared to $182.4 million and 5.80%, respectively, for the prior-year quarter.  See “Liquidity and Capital Resources” for further discussion of the Company’s securities repurchase agreements.

             Provision for Loan Losses.The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable losses inherent in the existing loan portfolio. The provision in each period reflects management’s evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Company’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions.

              The provision for loan losses was $75,000 and $35,000 for the three months ended March 31, 2001 and 2000, respectively.  The higher provision in the quarter ended March 31, 2001 reflects an increase in non-performing assets as well as an increase in multi-family and mixed-use commercial real estate loans, which present a higher level of risk.  Non-performing loans totaled $489,000 at March 31, 2001, compared to $123,000 at September 30, 2000 and $400,000 at March 31, 2000.  See “Asset Quality” for a further discussion of the Company’s non-performing assets and allowance for loan losses.

Non-Interest Income. Non-interest income for the three months ended March 31, 2001 increased $351,000 to $769,000, from $418,000 for the comparable period in 2000.  The increase primarily reflects a $124,000 increase in the net gain on sales of securities, a $117,000 increase in the net gain on sales of real estate mortgage loans held for sale, a $58,000 increase in other non-interest income, and a $52,000 increase in service charges and fee income.  The increase in the net gain on sales of securities reflects sales of $8.6 million for the three months ended March 31, 2001, as compared to sales of $82,000 for the period ended March 31, 2000.  The increase in the net gain on sale of real estate mortgage loans held for sale reflects mortgage loans sold of $9.4 million for the three months ended March 31, 2001, as compared to loan sales of $2.6 million for the period ended March 31, 2000.  The increase in sales volume is consistent with management’s strategy to sell a portion of one-to-four family residential real estate originations in the secondary market and supplement its portfolio with higher-yielding multi-family and mixed-use commercial real estate loans.  The increase in other non-interest income primarily reflects income from the Company’s purchase of BOLI.  The increase in service charges and fee income resulted primarily from increases in transaction volume.

             Non-interest Expense.  Non-interest expense increased $106,000 to $2.7 million for the three months ended March 31, 2001, compared to $2.6 million for the three months ended March 31, 2000.  The increase is primarily attributable to an increase of $136,000 in compensation and benefits expense.   The increase in compensation and benefits expense primarily reflects an increase in the number of employees and merit and performance-based increases for management and staff members.

             Income Tax Expense.  Income tax expense was $544,000 for the three months ended March 31, 2001 and $465,000 for the comparable 2000 period, reflecting higher pre-tax income and effective tax rates of 36.9% for both periods.

Comparison of Operating Results for the Six Months Ended March 31, 2001 and 2000

             General.  Net income for the six months ended March 31, 2001 was $1.8 million or diluted earnings per common share of $0.85, compared to net income of $1.5 million or diluted earnings per common share of $0.73 for the six months ended March 31, 2000. The $294,000 increase in net income was attributable to a $640,000 increase in non-interest income, partially offset by a $155,000 increase in income tax expense, a $86,000 decrease in net interest income, a $80,000 increase in the provision for loan losses, and a $25,000 increase in non-interest expense.

             Net Interest Income.  Net interest income for the six months ended March 31, 2001 was $6.9 million, a decrease of $86,000 from $7.0 million for the same period in the prior year. The decrease reflects a decline in the average interest rate spread, partially offset by an increase in net interest earning assets (total interest-earning assets less total interest-bearing liabilities) primarily attributable to the investment proceeds from deposit growth.  The decline in the average interest rate spread is primarily a result of an increase in the Company’s cost of funds in a somewhat flat yield curve environment and the extension of shorter-term borrowings to longer-term borrowings.  The Company’s average interest rate spread decreased to 2.23% for the six months ended March 31, 2001 from 2.60% for the same period in the prior year, while the net interest margin decreased to 2.63% for the 2001 six month period from 2.85% a year earlier.

             Interest Income. Interest and dividend income totaled $19.1 million for the six months ended March 31, 2001, an increase of $1.5 million compared to $17.6 million for the six months ended March 31, 2000.  This increase reflects the effect of a $35.1 million increase in total average interest-earning assets and an 11 basis point increase in the average yield on such assets to 7.28% for the six months ended March 31, 2001 from 7.17% for the same period in the prior year.

             Interest income on loans increased $1.3 million for the six months ended March 31, 2001 compared to the same period in the prior year, reflecting the effect of a $29.7 million increase in the average balance and a 14 basis point increase in the average yield. The increases in the average balance of loans and average yield was primarily attributable to an increase in multi-family and mixed-use commercial real estate loans with higher yields.

             On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $75,000 to $4.6 million for the six months ended March 31, 2001 from $4.7 million for the six months ended March 31, 2000.  Interest on mortgage-backed securities decreased by $327,000, attributable to the effects of a $9.2 million decrease in the average balance and a 4 basis point decrease in the average yield.  Interest on other securities increased by $252,000, primarily attributable to a $6.9 million increase in the average balance, partially offset by a 2 basis point decrease in the average yield.

             Interest and dividend income on other earning assets increased $251,000, primarily attributable to a $7.7 million increase in the average balance and a 52 basis point increase in the average yield.

             Interest Expense. Interest expense totaled $12.2 million for the six months ended March 31, 2001 an increase of $1.6 million from the prior year’s six months.  Interest expense on deposits increased $1.7 million compared to the same period in the prior year, reflecting the effect of an $40.6 million increase in the average balance and a 59 basis point increase in the average rate on interest-bearing deposits to 4.42% for the six months ended March 31, 2001 from 3.83% for the six months ended March 31, 2000.  The increase in average interest-bearing deposits consisted of a $32.0 million increase in average savings certificate accounts (to $202.7 million from $170.7 million), a $5.2 million increase in average regular savings accounts (to $59.1 million from $53.9 million) and a $3.4 million increase in average NOW, club and money market accounts (to $64.8 million from $61.4 million).

             Interest expense on borrowings decreased $126,000 to $5.0 million for the six months ended March 31, 2001 from $5.1 million for the six months ended March 31, 2000. Total borrowings averaged $156.1 million for the six months ended March 31, 2001 at an average rate of 6.38% compared to $177.2 million and 5.76%, respectively, for the prior-year’s period.  See “Liquidity and Capital Resources” for a further discussion of the Company’s securities repurchase agreements.

             Provision for Loan Losses. The provision in each period reflects management’s evaluation of the adequacy of the allowance for loan losses.  Factors considered include the volume and type of lending conducted, the Company’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $150,000 and $70,000 for the six months ended March 31, 2001 and 2000, respectively. The higher provision in the six month period ended March 31, 2001 reflects an increase in non-performing assets as well as an increase in multi-family and mixed-use commercial real estate loans, which present a higher risk.  Net loan charge-offs were $5,000 for the six months ended March 31, 2001 compared to net charge-offs of $7,000 for the six months ended March 31, 2000. See “Asset Quality” for a further discussion of the Company’s non-performing assets and allowance for loan losses.

Non-Interest Income. Non-interest income for the six months ended March 31, 2001 increased $640,000 to $1.4 million from $728,000 for the comparable period in 2000.  The increase primarily reflects a $220,000 increase in the net gain on sales of real estate mortgage loans held for sale, a $205,000 increase in the net gain on sales of securities, a $149,000 increase in service charges and fee income, and a $66,000 increase in other non-interest income. The increase in the net gain on sale of real estate mortgage loans held for sale reflects mortgage loan sold of $18.3 million for the six months ended March 31, 2001, as compared to loan sales of $5.6 million for the period ended March 31, 2000.  The increase in sales volume is consistent with management’s strategy to sell a portion of one-to-four family residential real estate originations in the secondary market and supplement its portfolio with higher-yielding multi-family and mixed-use commercial real estate loans.   The increase in the net gain on sales of securities, reflects sales of $10.1 million for the six months ended March 31, 2001, as compared to sales of $98,000 for the period ended March 31, 2000.  The increase in service charges and fee income resulted primarily from increases in transaction volume.  The increase in other non-interest income primarily reflects income from the Company’s purchase of BOLI.

             Non-interest Expense.  Non-interest expense was $5.3 million for the six months ended March 31, 2001 an increase of $25,000 compared to the same period in the prior year.  Increases in compensation and benefits expense of $128,000, occupancy and equipment expense of $44,000, and data processing service fees of $40,000, were partially offset by decreases in other non-interest expense of $167,000 and federal deposit insurance costs of $20,000.  The increase in compensation and benefits expense primarily reflects an increase in the number of employees and merit and performance-based increases for management and staff members.  The decrease in other non-interest expense is primarily attributable to approximately $212,000 in proxy fight expenses reflected in the six-month period ended March 31, 2000.  The decrease in federal deposit insurance costs reflects a reduction in insurance rates.

             Income Tax Expense. Income tax expense for the six months ended March 31, 2001 was $1.0 million as compared to $885,000 for the 2000 period, reflecting higher pre-tax income and effective tax rates of 36.7% and 37.1%, respectively.

Asset Quality

             Non-performing loans totaled $489,000 at March 31, 2001, compared to  $123,000 at September 30, 2000 and $400,000 at March 31, 2000.  The ratio of non-performing loans to total loans receivable was 0.13% at March 31, 2001, compared to 0.03% at September 30, 2000 and 0.11% at March 31, 2000. The allowance for loan losses was $1.9 million or 0.49% of total loans receivable at March 31, 2001, compared to $1.7 million or 0.46% of total loans receivable at September 30, 2000 and $1.6 million or 0.43% at March 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 377.91% at March 31, 2001, compared to 1384.55% at September 30, 2000 and 391.50% at March 31, 2000.

             The following table sets forth, certain asset quality ratios and other data at the dates indicated:

	March 31, 2001	September 30, 2000	March 31, 2000
	(Dollars in thousands)

Non-accrual loans past due ninety days or more:
Real estate mortgage loans:
One- to four-family	$270	$109	$230
Commercial	156	--	105
Consumer loans	63	14	65
Total	489	123	400
Real estate owned, net	--	--	--
Total non-performing assets	$489	$123	$400

Allowance for loan losses	$1,848	$1,703	$1,566

Ratios:
Non-performing loans to total loans receivable	0.13%	0.03%	0.11%
Non-performing assets to total assets	0.09	0.02	0.08
Allowance for loan losses to:
Non-performing loans	377.91	1384.55	391.50
Total loans receivable	0.49	0.46	0.43

Liquidity and Capital Resources

             The Company’s primary sources of funds are deposits and borrowings; principal and interest payments on loans and securities; and proceeds from sales of loans and securities.  While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

             The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends received from the Association, if any.  The main cash flows are payments of dividends to shareholders and repurchases of the Holding Company’s common stock.

             The Association is required to maintain an average daily balance of total liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision. The minimum required liquidity ratio at March 31, 2001 was 4.0%, and the Company's actual liquidity ratio was 6.45%.

             The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities.  At March 31, 2001, the Company had outstanding loan origination commitments of $34.4 million, unadvanced home equity lines of credit of $2.9 million and undisbursed construction loans in process of $5.8 million.  The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments.  At March 31, 2001, the Company had the ability to obtain additional FHLB advances of approximately $69.1 million.  Certificates of deposit scheduled to mature in one year or less from March 31, 2001 totaled $150.5 million.  Based on the Company’s most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

             The Company’s borrowings at March 31, 2001 consisted of $73.0 million in borrowings under securities repurchase agreements and FHLB advances of $65.3 million. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date.  The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities.  Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s debt securities portfolio.  Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities.  During the six months ended March 31, 2001, the average borrowings under these agreements amounted to $78.8 million and the maximum month-end balance outstanding was $85.0 million

             Additional information concerning outstanding repurchase agreements with the FHLB of New York as of March 31, 2001 is summarized as follows:

Remaining Term to Final Maturity (1)	Amount	Accrued Interest Payable (2)	Weighted Average Rate	Fair Value of Collateral Securities (3)
	(Dollars in Thousands)

Within 30 days	$—	$—	----%	$—
After 30 days but within one year	6,500	51	7.20	6,617
After one but within three years	11,000	29	5.99	11,160
After three but within five years	10,100	31	6.18	14,068
After five years	45,412	408	5.69	46,856

Total	$73,012	$519	5.93%	$78,701

(1) The weighted average remaining term to final maturity was approximately 6.0 years at March 31, 2001. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date.  The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 2.1 years at March 31, 2001.
(2) Included in other liabilities in the consolidated balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($53.6 million) and other debt securities ($25.1 million) which were transferred to the counterparty, including accrued interest receivable of  $731.000.  These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $69.7 million and $9.0 million, respectively.

             At March 31, 2001, the Company’s “amount at risk” under securities repurchase agreements was approximately $5.2 million.  This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

             Information concerning FHLB advances outstanding and weighted average interest rates with the FHLB of New York are summarized as follows by remaining period of maturity:

	2001		2000
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

FHLB advances maturing:
Within 30 days	$4,200	5.41%	$17,500	6.10%
After 30 days but within one year	—		25,000	6.47
After one but within three years	10,000	6.54	10,000	6.42
After three but within five years	32,000	7.05	11,000	7.31
After five years	19,120	6.81	15,000	4.36

Total	$65,320	6.80%	$78,500	6.09%

             The weighted average period to maturity date for the FHLB advances outstanding at March 31, 2001 was 4.3 years, with a weighted average period to call of 4.1 years. During the six months ended March 31, 2001, the Company’s average FHLB advances outstanding were $77.2 million, and the maximum month end balance outstanding was $83.4 million.

             At March 31, 2001 the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.76% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.76% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 15.02%, which is above the required level of 8.0%.  These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder’s equity to arrive at the various capital amounts.

Part I. Item 3.

Quantitative and Qualitative Disclosures About Market Risk

             The Company’s most significant form of market risk is interest rate risk, as the majority of the Company’s assets and liabilities are sensitive to changes in interest rates.  Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

             Management is responsible for monitoring and limiting the Company’s exposure to interest rate risk within established guidelines while maximizing net interest income.  The Company will continue to monitor its interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.  Further discussion on market risk is in the Company’s Form 10-K for the year ended September 30, 2000.

             During the quarter ended March 31, 2001, there were no significant changes in the Company’s assessment of market risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business.  While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 2.  Changes in Securities

             None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

 At the Company's annual meeting of stockholders held on January 25, 2001, the following matters were voted upon, with the results of the voting on such matters indicated:

1.          Election of the following persons to serve a three–year term as directors of the Company:

NOMINEE	FOR	WITHHELD
P Anthony Sarubbi	2,021,613	27,172
Charles D Lohrfink	2,021,399	27,386

Broker Unvoted:	20,788

2.          Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending September 30, 2001:

For:	2,036,396
Against:	10,989
Abstained:	1,400
Broker Non-Vote:	20,788

Item 5.  Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

Exhibit No.	Name
27	Financial Data Schedule

               (b)  Reports on Form 8-K

             During the quarter ended March 31, 2001 , the Company file one report on form 8-K.

On January 26, 2001, under Item 5, the Company issued a press release in conjunction with first quarter earnings and dividend declaration.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YONKERS FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2001	/s/ Richard F. Komosinski
Richard F. Komosinski,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2001	/s/ Joseph D. Roberto
Joseph D. Roberto
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)