Form 10-Q
period 2001-06-30
YONKERS FINANCIAL CORP
filed 2001-08-14
CIK 1005508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______   to   ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, June 30, 2001

$0.01 Par Value	2,228,739

YONKERS FINANCIAL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2001

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	September 30,
	2001	2000
ASSETS

Cash and cash equivalents:
Cash and due from banks	$7,458	$4,178
Federal Funds sold	9,500	6,000

Total cash and cash equivalents	16,958	10,178

Securities:
Available for sale, at fair value (amortized cost of $111,260 at June 30, 2001 and $116,858 at September 30, 2000)	111,634	112,373
Held to maturity, at amortized cost (fair value of $13,965 at June 30, 2001 and $16,081 at September 30, 2000)	15,738	16,192

Total securities	127,372	128,565

Real estate mortgage loans held for sale, at lower of cost or market value	6,904	2,743

Loans receivable, net:
Real estate mortgage loans	362,907	354,583
Consumer and commercial business loans	13,539	11,358
Allowance for loan losses	(1,918)	(1,703)

Total loans receivable, net	374,528	364,238

Accrued interest receivable	3,286	3,223
Federal Home Loan Bank ("FHLB") stock	9,298	9,298
Office properties and equipment, net	1,591	1,859
Other assets	10,120	2,770

Total assets	$550,057	$522,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$374,507	$325,106
Securities repurchase agreements	68,012	85,012
FHLB advances	63,120	72,400
Other liabilities	3,792	5,474

Total liabilities	509,431	487,992

Commitments and contingencies

Stockholders' equity
Preferred stock (par value $0.01 per share; 100,000 shares authorized; none issued or outstanding)	--	--
Common stock (par value $0.01 per share: 4,500,000 shares authorized; 3,570,750 shares issued)	36	36
Additional paid-in capital	35,622	35,443
Unallocated common stock held by employee stock ownership plan ("ESOP")	(1,358)	(1,572)
Unamortized awards of common stock under management recognition plan ("MRP")	(110)	(329)
Treasury stock, at cost (1,342,011 shares)	(22,037)	(22,037)
Retained income, substantially restricted	28,238	26,032
Accumulated other comprehensive loss	235	(2,691)

Total stockholders' equity	40,626	34,882

	$550,057	$522,874

See accompanying notes to consolidated financial statements

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Interest and dividend income:
Loans	$7,173	$6,708	$21,029	$19,213
Securities	2,128	2,287	6,767	7,001
Other earning assets	177	234	768	574

Total interest and dividend income	9,478	9,229	28,564	26,788

Interest expense:
Deposits	3,792	3,106	11,009	8,584
Securities repurchase agreements	1,068	1,381	3,441	4,560
FHLB advances	1,059	1,224	3,667	3,152

Total interest expense	5,919	5,711	18,117	16,296

Net interest income	3,559	3,518	10,447	10,492

Provision for loan losses	75	75	225	145

Net interest income after provision for loan losses	3,484	3,443	10,222	10,347

Non-interest income:
Service charges and fees	393	361	1,157	976
Net gain on sales of real estate mortgage loans held for sale	138	33	405	80
Net gain on sales of securities	64	9	270	10
Other	150	10	281	75

Total non-interest income	745	413	2,113	1,141

Non-interest expense:
Compensation and benefits	1,633	1,406	4,624	4,269
Occupancy and equipment	366	373	1,104	1,067
Data processing service fees	219	190	647	578
Federal deposit insurance costs	16	14	48	66
Other	559	508	1,644	1,760

Total non-interest expense	2,793	2,491	8,067	7,740

Income before income tax expense	1,436	1,365	4,268	3,748

Income tax expense	458	500	1,498	1,385

Net income	$978	$865	$2,770	$2,363

Earnings per common share:
Basic	$0.47	$0.43	$1.35	$1.18
Diluted	0.46	0.42	1.31	1.15

See accompanying notes to consolidated financial statements

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unamortized Awards of Common Stock Under MRP	Treasury Stock	Retained Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at September 30, 2000	$36	$35,443	$(1,572)	$(329)	$(22,037)	$26,032	$(2,691)	34,882

Net income	--	--	--	--	--	2,770	--	2,770
Dividends paid ($0.09 per share)	--	--	--	--	--	(564)	--	(564)
Amortization of MRP awards	--	--	--	219	--	--	--	219
Tax benefits from vested MRP awards	--	24	--	--	--	--	--	24
ESOP shares released for allocation (21,426 shares)	--	155	214	--	--	--	--	369
Change in net unrealized gain (loss) on available-for sale securities, net of taxes	--	--	--	--	--	--	2,926	2,926

Balance at June 30, 2001	$36	$35,622	$(1,358)	$(110)	$(22,037)	$28,238	$235	$40,626

See accompanying notes to consolidated financial statements.

YONKERS FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	For the Nine Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$2,770	$2,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	145
ESOP and MRP expense	612	566
Depreciation and amortization expense	365	355
Amortization of deferred fees, discounts and premiums, net	362	182
Proceeds from sales of loans	29,555	9,120
Net gain on sales of real estate mortgage loans held for sale	(405)	(80)
Net gain on sales of securities	(270)	(10)
Changes in assets and liabilities
Increase in accrued interest receivable	(63)	(593)
Increase in other assets	102	221
(Decrease) increase in accrued interest payable	(466)	737
(Decrease) increase in accrued taxes payable	(770)	1,287
Decrease in accrued expenses and other liabilities	(583)	(2,118)

Net cash provided by operating activities	31,434	12,175

Cash flows from investing activities:
Purchases of securities:
Available-for-sale	(30,655)	(1,684)
Held-to-maturity	(3,750)	--
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	22,901	5,745
Held-to-maturity	4,175	4,646
Proceeds from sales of available-for-sale securities	13,493	185
Disbursements for loan originations	(80,556)	(100,016)
Principal collections on loans	36,516	23,879
Purchase of FHLB stock	--	(1,901)
Purchase of Bank Owned Life Insurance	(9,238)	--
Other investing cash flows	(97)	(342)

Net cash used in investing activities	(47,211)	(69,488)

Cash flows from financing activities:
Net increase in deposits	49,401	46,739
Net (decrease) increase in borrowings with original terms of three months or less:
Securities repurchase agreements	--	(22,949)
FHLB advances	--	12,325
(Repayment of) Proceeds from longer-term borrowings	(26,280)	28,101
Common stock repurchased	--	(171)
Dividends paid	(564)	(575)

Net cash provided by financing activities	22,557	63,470

Net increase in cash and cash equivalents	6,780	6,157
Cash and cash equivalents at beginning of the period	10,178	4,651

Cash and cash equivalents at end of the period	$16,958	$10,808

Supplemental information:
Noncash Transfers-
Change in unrealized gain/(loss) on valuation of investments available-for-sale, net	$2,926	(944)

Cash paid for-
Interest paid	$18,583	$10,057
Income taxes paid	2,170	--

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

             On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the “REIT”), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT.  On June 30, 2001 $96.4 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association’s assets in consolidation.

             The unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 2001.

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

(2) Comprehensive Income

             Comprehensive income represents net income and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale. Total comprehensive income for the nine months ended June 30, 2001 was $5.7 million consisting of a net decrease of $2.9 million in the after-tax net unrealized loss on available-for-sale securities and $2.8 million in net income.  For the nine months ended June 30, 2000, total comprehensive income of $1.4 million consisted of net income of $2.4 million, less a net decrease of $944,000 in the after-tax net unrealized gain on available-for-sale securities.

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

             The following is a summary of the number of shares utilized in the Company’s EPS calculations for the three and nine months ended June 30, 2001 and 2000. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.

	For the Three Months				For the Nine Months
	Ended June 30,				Ended June 30,
	2001		2000		2001		2000
	(In thousands)				(In thousands)

Weighted average common shares outstanding for computation of basic EPS (1)	2,064		2,012		2,056		2,009
Common-equivalent shares due to the dilutive effect of stock options and MRP awards (2)	79	(3)	32	(4)	58	(5)	48	(6)

Weighted average common shares for computation of diluted EPS	2,144		2,044		2,114		2,057

(1)	Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.
(2)	Computed using the treasury stock method.
(3)	Options to purchase 3,000 shares of common stock at a prices of $21.63 per share was outstanding at June 30, 2001, but was not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the quarter ended June 30, 2001.
(4)	Options to purchase 20,000 shares of common stock at prices between $16.63 per share and $21.63 per share were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the quarter ended June 30, 2000.
(5)	Options to purchase 27,250 shares of common stock at prices between $18.00 per share and $21.63 per share were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the nine months ended June 30, 2001.
(6)	Options to purchase 20,000 shares of common stock at $prices between 16.63 per share and $21.63 per share were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares for the nine months ended June 30, 2000.

4) Accounting for Derivatives and Hedging Activities

             Effective October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 required the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value.  Changes in the fair value of those derivatives are reported in current operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  Under the provisions of SFAS No. 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge.

             The derivative instruments held by the Company as of October 1, 2000 consisted of forward loan sales commitments and fixed-rate conforming loan commitments.  The forward loan sales commitments and the fixed-rate conforming loan commitments do not qualify for hedge accounting under the provisions of SFAS No. 133.  Based on market rates and economic conditions on October 1, 2000, the adoption of SFAS No. 133 as of October 1, 2000 did not have a material effect on the Company’s consolidated financial statements, and accordingly, there is no cumulative effect of a change in accounting principle presented.  In addition, the effect of the adjustment to fair value of the Company’s derivatives during the nine months ended June 30, 2001 was not significant.  However, there may be increased volatility in net income and stockholders’ equity on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133.

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

Comparison of Financial Condition at June 30, 2001 and September 30, 2000

             Total assets at June 30, 2001 amounted to $550.1 million, representing an increase of  $27.2 million from $522.9 at September 30, 2000. Asset growth during the period reflected increases in total loans and other assets funded by deposits reflecting the continued growth of the Company’s retail franchise.

             Overall, total loans  (loans receivable and mortgage loans held for sale) increased $14.4 million to $381.4 million at June 30, 2001 from $367.0 million at September 30, 2000, substantially reflecting increases in multi-family and mixed-use commercial real estate loan balances. The loan growth during the nine months ended June 30, 2001 is primarily attributable to loan originations net of repayments of $43.9 million less loans sold of $29.5 million. Other assets increased $7.3 million to $10.1 million at June 30, 2001 from $2.8 million at September 30, 2000 primarily reflecting the Company’s $9.0 million purchase of Bank-Owned Life Insurance (“BOLI”).  In January 2001, the Company invested in BOLI policies to fund employee benefit costs.  The cash surrender value of the BOLI policies is recorded on the Company’s balance sheet as other assets and the change in the cash surrender value is recorded as other income.  Total cash and cash equivalents at June 30, 2001 increased $6.8 million to $17.0 million from $10.2 million at September 30, 2000.  Total securities at June 30, 2001 decreased $1.2 million to $127.4 million at June 30, 2001 from $128.6 million at September 30, 2000.

             Deposit liabilities increased $49.4 million to $374.5 million at June 30, 2001 from $325.1 million at September 30, 2000.  The increase in deposit liabilities is primarily attributable to the expansion of the Company’s retail franchise as well as aggressive cross-selling programs. Total borrowings decreased by $26.3 million to $131.1 million at June 30, 2001 from $157.4 million at September 30, 2000.

             Stockholders’ equity increased by $5.7 million to $40.6 million at June 30, 2001 from  $34.9 million at September 30, 2000.  The increase is primarily attributable to an improvement of $2.9 million in the net unrealized after tax gain in the market value of securities available for sale, an increase in net income retained after dividends of $2.2 million, and a combined increase of $612,000 relating to the employee stock ownership plan and the management recognition plan.  The ratio of stockholders’ equity to total assets increased to 7.4% at June 30, 2001 from 6.7 % at September 30, 2000.  Book value per share (computed based on total shares issued less treasury shares) increased to $18.23 at June 30, 2001, from $15.65 at September 30, 2000. See “Liquidity and Capital Resources” for information regarding the Association’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

             The following table sets forth the Company’s average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and nine months ended June 30, 2001 and 2000. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums which are considered yield adjustments.

	For the Three Months Ended June 30,
	2001			2000

			Average	Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$378,184	$7,173	7.59%	$364,641	$6,708	7.36%
Mortgage-backed securities (2)	81,611	1,278	6.26	87,635	1,516	6.92
Other securities (2)	46,373	850	7.33	41,278	771	7.47
Other earning assets	15,774	177	4.49	14,131	234	6.62

Total interest-earning assets	521,942	$9,478	7.26	507,685	$9,229	7.27

Allowance for loan losses	(1,870)			(1,571)
Non-interest-earning assets	19,018			11,320

Total assets	$539,090			$517,434
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW, club and money market accounts	$63,543	$305	1.92%	$64,102	$341	2.13%
Regular savings accounts (3)	78,207	580	2.97	57,054	242	1.70
Savings certificate accounts	206,786	2,907	5.62	188,993	2,523	5.34

Total interest-bearing deposits	348,536	3,792	4.35	310,149	3,106	4.01

Borrowings	133,183	2,127	6.39	170,718	2,605	6.10

Total interest-bearing liabilities	481,719	$5,919	4.91	480,867	$5,711	4.75

Non-interest-bearing liabilities	18,394			4,516

Total liabilities	500,113			485,383

Stockholders' equity	38,977			32,051

Total liabilities and stockholders' equity	$539,090			$517,434

Net interest income		$3,559			$3,518

Average interest rate spread (4)			2.35%			2.52%
Net interest margin (5)			2.73%			2.77%
Net interest-earning assets (6)	$40,223			$26,818

Ratio of average interest-earning assets to average interest-bearing liabilities			108.35%			105.58%

(1)	Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2)	Average balances represent amortized cost.
(3)	Includes mortgage escrow accounts.
(4)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended June 30,
	2001			2000
	Averag Balance	Interest	Average Yield/Cost	Averag Balance	Interest	Average Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$373,617	$21,029	7.50%	$349,310	$19,213	7.33%
Mortgage-backed securities (2)	83,606	4,148	6.62%	91,725	4,712	6.85%
Other securities (2)	47,338	2,619	7.38%	41,029	2,289	7.44%
Other earning assets	19,203	768	5.33%	13,546	574	5.65%

Total interest-earning assets	523,764	$28,564	7.27%	495,610	$26,788	7.21%

Allowance for loan losses	(1,798)			(1,548)
Non-interest-earning assets	15,551			11,552

Total assets	$537,517			$505,614

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW, club and money market accounts	$64,386	$980	2.03%	$62,294	$1,006	2.15%
Regular savings accounts (3)	65,499	1,184	2.41%	54,958	715	1.73%
Savings certificate accounts	204,049	8,845	5.78%	176,782	6,863	5.18%

Total interest-bearing deposits	333,934	11,009	4.40%	294,034	8,584	3.89%

Borrowings	148,462	7,108	6.38%	175,077	7,712	5.87%

Total interest-bearing liabilities	482,396	$18,117	5.01%	469,111	$16,296	4.63%

Non-interest-bearing liabilities	18,179			4,546
Total liabilities	500,575			473,657

Stockholders' equity	36,942			31,957

Total liabilities and stockholders' equity	$537,517			$505,614

Net interest income		$10,447			$10,492

Average interest rate spread (4)			2.26%			2.58%
Net interest margin (5)			2.66%			2.82%
Net interest-earning assets (6)	$41,368			$26,499

Ratio of average interest-earning assets to average interest-bearing liabilities			108.58%			105.65%

(1)	Balances are net of deferred loan fees and construction loans in process, and include loans receivable and loans held for sale. Non-accrual loans are included in the balances.
(2)	Average balances represent amortized cost.
(3)	Includes mortgage escrow accounts.
(4)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

             The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months and nine months ended June 30, 2001, compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Quarter Ended June 30,			For the Nine Months Ended June 30,
	2001 Compared to 2000			2001 Compared to 2000
	Increase (Decrease)			Increase (Decrease)
	Due to		Net	Due to		Net
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earning assets:
Loans	$253	$212	$465	$1,342	$474	$1,816
Mortgage-backed securities	(100)	(138)	(238)	(409)	(155)	(564)
Other securities	94	(15)	79	349	(19)	330
Other earning assets	25	(82)	(57)	228	(34)	194

Total	272	(23)	249	1,510	266	1,776

Interest-bearing liabilities:
NOW, club and money market accounts	(3)	(33)	(36)	32	(58)	(26)
Regular savings accounts	112	226	338	154	315	469
Savings certificate accounts	247	137	384	1,132	850	1,982
Borrowings	(597)	119	(478)	(1,237)	633	(604)

Total	(241)	449	208	81	1,740	1,821

Net change in net interest income	$513	$(472)	$41	$1,429	$(1,474)	$(45)

Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000.

             General.  Net income for the three months ended June 30, 2001 was $978,000 or diluted EPS of $0.46 compared to net income of $865,000 or diluted EPS of $0.42 for the quarter ended June 30, 2000.  Basic earnings per common share were $0.47 for the quarter ended June 30, 2001 compared to $0.43 for the same period in 2000. The increase in net income of $113,000 reflects an increase of $332,000 in non-interest income, a $42,000 decrease in income tax expense, a $41,000 increase in net interest income, partially offset by a $302,000 increase in non-interest expense.

             Net Interest Income Net interest income for the quarter ended June 30, 2001 was $3.6 million, an increase of $41,000 compared to the same period in the prior year.  The increase primarily reflects an increase in interest-earning assets primarily attributable to the investment proceeds of deposit growth, partially offset by a decline in the average interest rate spread.  The decline in the average interest rate spread is primarily a result of an increase in the Company’s cost of funds.  The Company’s average interest rate spread decreased to 2.35% for the quarter ended June 30, 2001 from 2.52% for the same quarter last year, while the net interest margin decreased to 2.73% for the 2001 three month period from 2.77% a year earlier.  Net interest income in the current period was also negatively affected by the BOLI investment which is included in non-interest income.

             Interest Income. Interest and dividend income totaled $9.5 million for the three months ended June 30, 2001, an increase of $249,000 compared to $9.2 million for the three months ended June 30, 2000.  This increase reflects the effect of a $14.3 million increase in total average interest-earning assets, partially offset by a 1 basis point decrease in the average yield on such assets to 7.26% for the three months ended June 30, 2001 from 7.27% for the same period in the prior year.

             Interest income on loans increased $465,000 for the three months ended June 30, 2001 compared to the same period in the prior year, reflecting the effect of a $13.5 million increase in the average balance and a 23 basis point increase in the average yield.  The increase in the average balance of loans and the average yield was primarily attributable to an increase in multi-family and mixed-use commercial real estate loans with higher yields.

             On a combined basis, interest and dividend income on mortgage-backed and other securities was $2.1 million for the three months ended June 30, 2001, a decrease of $159,000 compared to the same period in the prior year.  Interest on mortgage-backed securities decreased by $238,000 attributable to the effects of a $6.0 million decrease in the average balance and an 66 basis point decrease in the average yield. Interest on other securities increased by $79,000, primarily attributable to a $5.1 million increase in the average balance, partially offset by a 14 basis point decrease in the average yield.

             Interest and dividend income on other earning assets decreased $57,000, primarily attributable to a 213 basis point decrease in the average yield, partially offset by a $1.6 million increase in the average balance.  The decrease in the average yield primarily reflects a 275 basis point decrease in short-term interest rates by the Federal Reserve since  June 30, 2000.

             Interest Expense. Interest expense totaled $5.9 million for the three months ended June 30, 2001, an increase of $208,000 from the prior year’s quarter.

             Interest expense on deposits increased $686,000 compared to the same period in the prior year, reflecting the effect of a $38.4 million increase in the average balance and a 34 basis point increase in the average rate on interest-bearing deposits to 4.35% for the three months ended June 30, 2001 from 4.01% for the three months ended June 30, 2000.  The increase in average interest-bearing deposits consisted of a $21.2 million increase in average regular savings accounts (to $78.2 million from $57.0 million), a $17.8 million increase in average savings certificate accounts (to $206.8 million from $189.0 million), partially offset by a $559,000 decrease in average NOW, club and money market accounts (to $63.5 million from $64.1 million).

             Interest expense on borrowings decreased $478,000 to $2.1 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000.  Total borrowings averaged $133.2 million for the three months ended June 30, 2001 at an average rate of 6.39% compared to $170.7 million and 6.10%, respectively, for the prior-year quarter.  See “Liquidity and Capital Resources” for further discussion of the Company’s securities repurchase agreements.

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

             The provision for loan losses was $75,000 for the three months ended June 30, 2001 and 2000, respectively.  Non-performing loans totaled $209,000 at June 30, 2001, compared to $123,000 at September 30, 2000 and $285,000 at June 30, 2000.  See “Asset Quality” for a further discussion of the Company’s non-performing assets and allowance for loan losses.

Non-Interest Income. Non-interest income for the three months ended June 30, 2001 increased $332,000 to $745,000, from $413,000 for the comparable period in 2000.  The increase primarily reflects a $140,000 increase in other non-interest income, a $105,000 increase in the net gain on sales of real estate mortgage loans held for sale, a $55,000 increase in the net gain on sales of securities, and a $32,000 increase in service charges and fee income. The increase in other non-interest income primarily reflects income from the Company’s BOLI. The increase in the net gain on sale of real estate mortgage loans held for sale reflects mortgage loans sold of $10.9 million for the three months ended June 30, 2001, as compared to loan sales of $3.5 million for the period ended June 30, 2000.  The increase in sales volume is consistent with management’s strategy to sell a portion of one-to-four family residential real estate originations in the secondary market and supplement its portfolio with higher-yielding multi-family and mixed-use commercial real estate loans. The increase in the net gain on sales of securities reflects sales of $3.4 million for the three months ended June 30, 2001, as compared to sales of $77,000 for the period ended June 30, 2000.  The increase in service charges and fee income resulted primarily from increases in transaction volume.

             Non-interest Expense.  Non-interest expense increased $302,000 to $2.8 million for the three months ended June 30, 2001, compared to $2.5 million for the three months ended June 30, 2000.  The increase is primarily attributable to an increase of $227,000 in compensation and benefits expense.  The increase in compensation and benefits expense primarily reflects an increase in the number of employees and merit and performance-based increases for management and staff members, as well as increased ESOP expenses resulting from an increase in the Company’s stock price.

             Income Tax Expense.  Income tax expense for the three months ended June 30, 2001 was $458,000 and $500,000 for the comparable 2000 period, reflecting higher pre-tax income and effective tax rates of 31.9% and 36.6%, respectively.  The decrease in the effective tax rate primarily reflects the ancillary benefits from the aforementioned BOLI purchase.

Comparison of Operating Results for the Nine Months Ended June 30, 2001 and 2000

             General.  Net income for the nine months ended June 30, 2001 was $2.8 million or diluted earnings per common share of $1.31, compared to net income of $2.4 million or diluted earnings per common share of $1.15 for the nine months ended June 30, 2000. The $407,000 increase in net income was attributable to a $972,000 increase in non-interest income, partially offset by a $327,000 increase in non interest-expense, a $113,000 increase in income tax expense, a $80,000 increase in the provision for loan losses and a $45,000 decrease in net interest income.

             Net Interest Income.  Net interest income for the nine months ended June 30, 2001 was $10.4 million, a decrease of $45,000 from $10.5 million for the same period in the prior year. The decrease reflects a decline in the average interest rate spread, partially offset by an increase in interest earning assets. The decline in the average interest rate spread is primarily a result of an increase in the Company’s cost of funds and the extension of shorter-term borrowings to longer-term borrowings. The increase in net interest earning assets is primarily attributable to the investment proceeds from deposit growth.  The Company’s average interest rate spread decreased to 2.26% for the nine months ended June 30, 2001 from 2.58% for the same period in the prior year, while the net interest margin decreased to 2.66% for the 2001 nine month period from 2.82% a year earlier.

             Interest Income. Interest and dividend income totaled $28.6 million for the nine months ended June 30, 2001, an increase of $1.8 million compared to $26.8 million for the nine months ended June 30, 2000.  This increase reflects the effect of a $28.1 million increase in total average interest-earning assets and an 6 basis point increase in the average yield on such assets to 7.27% for the nine months ended June 30, 2001 from 7.21% for the same period in the prior year. Net interest income in the current period was also negatively affected by the BOLI investment, as interest earning assets were used to fund the BOLI. BOLI income is included in non-interest income.

             Interest income on loans increased $1.8 million for the nine months ended June 30, 2001 compared to the same period in the prior year, reflecting the effect of a $24.3 million increase in the average balance and a 17 basis point increase in the average yield. The increases in the average balance of loans and average yield was primarily attributable to an increase in multi-family and mixed-use commercial real estate loans with higher yields.

             On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $234,000 to $6.8 million for the nine months ended June 30, 2001 from $7.0 million for the nine months ended June 30, 2000.  Interest on mortgage-backed securities decreased by $564,000, attributable to the effects of a $8.1 million decrease in the average balance and a 23 basis point decrease in the average yield.  Interest on other securities increased by $330,000, primarily attributable to a $6.3 million increase in the average balance, partially offset by a 6 basis point decrease in the average yield.

             Interest and dividend income on other earning assets increased $194,000, primarily attributable to a $5.7 million increase in the average balance, partially offset by a 32 basis point decrease in the average yield.

             Interest Expense. Interest expense totaled $18.1 million for the nine months ended June 30, 2001 an increase of $1.8 million from the prior year’s nine months.  Interest expense on deposits increased $2.4 million compared to the same period in the prior year, reflecting the effect of an $39.9 million increase in the average balance and a 51 basis point increase in the average rate on interest-bearing deposits to 4.40% for the nine months ended June 30, 2001 from 3.89% for the nine months ended June 30, 2000.  The increase in average interest-bearing deposits consisted of a $27.2 million increase in average savings certificate accounts (to $204.0 million from $176.8 million), a $10.5 million increase in average regular savings accounts (to $65.5 million from $55.0 million) and a $2.1 million increase in average NOW, club and money market accounts (to $64.4 million from $62.3 million).

             Interest expense on borrowings decreased $604,000 to $7.1 million for the nine months ended June 30, 2001 from $7.7 million for the nine months ended June 30, 2000. Total borrowings averaged $148.5 million for the nine months ended June 30, 2001 at an average rate of 6.38% compared to $175.1 million and 5.87%, respectively, for the prior-year’s period.  See “Liquidity and Capital Resources” for a further discussion of the Company’s securities repurchase agreements.

             Provision for Loan Losses. The Company records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level which is considered appropriate to absorb probable losses inherent in the existing loan portfolio. The provision in each period reflects management’s evaluation of the adequacy of the allowance for loan losses.  Factors considered include the volume and type of lending conducted, the Company’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for loan losses was $225,000 and $145,000 for the nine months ended June 30, 2001 and 2000, respectively. The higher provision in the nine month period ended June 30, 2001 primarily reflects an increase in multi-family and mixed-use commercial real estate loans, which present a higher risk.  Net loan charge-offs were $10,000 for the nine months ended June 30, 2001 compared to net charge-offs of $14,000 for the nine months ended June 30, 2000. See “Asset Quality” for a further discussion of the Company’s non-performing assets and allowance for loan losses.

Non-Interest Income. Non-interest income for the nine months ended June 30, 2001 increased $972,000 to $2.1 million from $1.1 million for the comparable period in 2000.  The increase primarily reflects a $325,000 increase in the net gain on sales of real estate mortgage loans held for sale, a $260,000 increase in the net gain on sales of securities, a $205,000 increase in other non-interest income, and a $181,000 increase in service charges and fee income.  The increase in the net gain on sale of real estate mortgage loans held for sale reflects mortgage loans sold of $29.5 million for the nine months ended June 30, 2001, as compared to loan sales of $9.1 million for the period ended June 30, 2000.  The increase in sales volume is consistent with management’s strategy to sell a portion of one–to-four family residential real estate originations in the secondary market and supplement its portfolio with higher-yielding multi-family and mixed-use commercial real estate loans.   The increase in the net gain on sales of securities, reflects sales of $5.0 million for the nine months ended June 30, 2001, as compared to sales of $185,000 for the period ended June 30, 2000. The increase in other non-interest income primarily reflects income from the Company’s purchase of BOLI.  The increase in service charges and fee income resulted primarily from increases in transaction volume.

             Non-interest Expense.  Non-interest expense was $8.1 million for the nine months ended June 30, 2001 an increase of $327,000 compared to the same period in the prior year.  Increases in compensation and benefits expense of $355,000, data processing service fees of $69,000 and occupancy and equipment expense of $37,000, were partially offset by decreases in other non-interest expense of $116,000 and federal deposit insurance costs of $18,000.  The increase in compensation and benefits expense primarily reflects an increase in the number of employees and merit and performance-based increases for management and staff members.  The decrease in other non-interest expense is primarily attributable to approximately $212,000 in proxy fight expenses reflected in the nine-month period ended June 30, 2000.  The decrease in federal deposit insurance costs reflects a reduction in insurance rates.

             Income Tax Expense. Income tax expense for the nine months ended June 30, 2001 was $1.5 million as compared to $1.4 million for the 2000 period, reflecting higher pre-tax income and effective tax rates of 35.1% and 37.0%, respectively. The decrease in the effective tax rate primarily reflects the ancillary benefits from the aforementioned BOLI purchase.

Asset Quality

             Non-performing loans totaled $209,000 at June 30, 2001, compared to  $123,000 at September 30, 2000 and $285,000 at June 30, 2000.  The ratio of non-performing loans to total loans receivable was 0.05% at June 30, 2001, compared to 0.03% at September 30, 2000 and 0.08% at June 30, 2000. The allowance for loan losses was $1.9 million or 0.50% of total loans receivable at June 30, 2001, compared to $1.7 million or 0.46% of total loans receivable at September 30, 2000 and $1.6 million or 0.45% at June 30, 2000. The ratio of the allowance for loan losses to non-performing loans was 917.70% at June 30, 2001, compared to 1384.55% at September 30, 2000 and 573.33% at June 30, 2000.

             The following table sets forth, certain asset quality ratios and other data at the dates indicated:

	June 30,	September 30,	June 30,
	2001	2000	2000
	(Dollars in thousands)

Non-accrual loans past due ninety days or more:
Real estate mortgage loans:
One- to four-family	$	$109	$230
Commercial	156	--	--
Consumer loans	53	14	55

Total	209	123	285
Real estate owned, net	--	--	--

Total non-performing assets	$209	$123	$285

Allowance for loan losses	$1,918	$1,703	$1,634

Ratios:
Non-performing loans to total loans receivable	0.05%	0.03%	0.08%
Non-performing assets to total assets	0.04	0.02	0.05
Allowance for loan losses to:
Non-performing loans	917.70	1384.55	573.33
Total loans receivable	0.50	0.46	0.45

Total loans:	382,541	367,787	366,559
Total assets:	550,057	522,874	523,055

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

             The main sources of liquidity for the Company are net proceeds from the sale of stock and dividends received from the Association, if any.  The main cash flows are payments of dividends to shareholders and repurchases of the Company’s common stock.

             The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities.  At June 30, 2001, the Company had outstanding loan origination commitments of $40.7 million, unadvanced home equity lines of credit of $2.6 million and undisbursed construction loans in process of $5.5 million.  The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments.  At June 30, 2001, the Company had the ability to obtain additional FHLB advances of approximately $74.2 million.  Certificates of deposit scheduled to mature in one year or less from June 30, 2001 totaled $140.3 million.  Based on the Company’s most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

             The Company’s borrowings at June 30, 2001 consisted of $68.0 million in borrowings under securities repurchase agreements and FHLB advances of $63.1 million. In the securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date.  The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities.  Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company’s debt securities portfolio.  Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities.  During the nine months ended June 30, 2001, the average borrowings under these agreements amounted to $76.4 million and the maximum month-end balance outstanding was $85.0 million

             Additional information concerning outstanding repurchase agreements with the FHLB of New York as of June 30, 2001 is summarized as follows:

		Accrued	Weighted	Fair Value
		Interest	Average	of Collateral
Remaining Term to Final Maturity (1)	Amount	Payable (2)	Rate	Securities (3)
	(Dollars in Thousands)

Within 30 days	$1,500	$20	6.85%	$1,504
After 30 days but within one year
After one but within three years	11,000	29	5.99	10,561
After three but within five years	10,100	154	6.18	13,134
After five years	45,412	413	5.69	46,347

Total	$68,012	$616	5.83%	$71,546

(1) The weighted average remaining term to final maturity was approximately 6.3 years at June 30, 2001. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date.  The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 2.0 years at June 30, 2001.
(2) Included in other liabilities in the consolidated balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($47.0 million) and other debt securities ($24.5 million) which were transferred to the counterparty, including accrued interest receivable of $731.000.  These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $64.7 million and $6.8 million, respectively.

             At June 30, 2001, the Company’s “amount at risk” under securities repurchase agreements was approximately $2.9 million.  This amount represents the excess of (i) the carrying amount, or market value if higher, of the securities transferred to the FHLB of New York plus accrued interest receivable over (ii) the amount of the repurchase liability plus accrued interest payable.

             Information concerning FHLB advances outstanding and weighted average interest rates with the FHLB of New York are summarized as follows by remaining period of maturity:

	2001		2000
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

FHLB advances maturing:
Within 30 days	$—%		$10,000	6.58%
After 30 days but within one year	—		15,000	6.72
After one but within three years	10,000	6.54	6,000	6.48
After three but within five years	34,000	6.93	27,200	7.19
After five years	19,120	6.81	16,200	4.57

Total	$63,120	6.83%	$74,400	6.38%

             The weighted average period to maturity date for the FHLB advances outstanding at June 30, 2001 was 4.4 years, with a weighted average period to call of 4.2 years. During the nine months ended June 30, 2001, the Company’s average FHLB advances outstanding were $72.0 million, and the maximum month end balance outstanding was $83.4 million.

             At June 30, 2001 the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.79% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.79% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 14.4%, which is above the required level of 8.0%.  These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Company level, and require certain adjustments to stockholder’s equity to arrive at the various capital amounts.

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

             During the quarter ended June 30, 2001, there were no significant changes in the Company’s assessment of market risk.

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

(b)  Reports on Form 8-K

During the quarter ended June 30, 2001 , the Company file one report on form 8-K.

On April 23, 2001, under Item 5, the Company issued a press release in conjunction with first quarter earnings and dividend declaration.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YONKERS FINANCIAL CORPORATION
(Registrant)

Date: August 13, 2001	/s/ Richard F. Komosinski
Richard F. Komosinski,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2001	/s/ Joseph D. Roberto
Joseph D. Roberto
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)