Form 10-K
period 2001-09-30
YONKERS FINANCIAL CORP
filed 2002-01-02
CIK 1005508

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended September 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-27716

                          YONKERS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                          13-3870836
-------------------------------------                     -----------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  6 Executive Plaza, Yonkers, New York                          10701
--------------------------------------------                  ---------
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

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 15, 2001, there were issued and outstanding 2,228,739 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 15, 2001, was approximately $63.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and IV of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 2001.
PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 2001.

================================================================================

                          YONKERS FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                        PART I                                                                               PAGE

Item 1                  Business........................................................................     3

Item 2                  Properties......................................................................     39

Item 3                  Legal Proceedings...............................................................     41

Item 4                  Submission of Matters to a Vote of Security Holders.............................     41

                        PART II

Item 5                  Market for Registrant's Common Equity and Related Stockholder Matters...........     41

Item 6                  Selected Financial Data.........................................................     41

Item 7                  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................................     41

Item 7A                 Quantitative and Qualitative Disclosures About Market Risk......................     41

Item 8                  Financial Statements and Supplementary Data.....................................     41

Item 9                  Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure..........................................     42

                        PART III

Item 10                 Director, and Executive Officers of the Registrant..............................     42

Item 11                 Executive Compensation..........................................................     43

Item 12                 Security Ownership of Certain Beneficial Owners
                           and Management...............................................................     43

Item 13                 Certain Relationships and Related Transactions..................................     43

                        PART IV

Item 14                 Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K.....................................................................     44

                        Signatures......................................................................     46

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

         As a community-oriented financial institution, the Association offers a variety of financial services to meet the needs of communities in its market area. The Association attracts deposits from the general public and uses such deposits, together with borrowings, to originate mortgage loans secured by one- to four-family residences, multi-family and commercial real estate and, to a lesser extent, construction, land, consumer and commercial business loans in the Association's primary market area. The Association also invests in mortgage-backed and other securities permissible for a federally chartered savings association. As a member of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), the Association's deposits are insured up to applicable limits.

         The executive offices (corporate headquarters) and lending center of the Company are located at 6 Executive Plaza, Yonkers, New York 10701, and its telephone number at that address is (914) 965-2500.

ACQUISITION OF YONKERS FINANCIAL BY THE ATLANTIC BANK

         On November 13, 2001 Atlantic Bank of New York ("Atlantic Bank") and the Company signed an Agreement and Plan of Merger ("Merger Agreement") whereby Atlantic Bank will acquire the Company for an aggregate purchase price of approximately $69.6 million in cash or $29.00 per share of the Company's issued and outstanding common stock. Upon completion of the transaction, the Association will merge into Atlantic Bank. Completion of the transaction is subject to certain conditions including the appoval of the Merger Agreement by the shareholders of the Company and the approval of the transaction by the appropriate bank regulatory authorities. The transaction is expected to close in the first half of 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Acquisition of Yonkers Financial by Atlantic Bank"

MARKET AREA

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

LENDING ACTIVITIES

         GENERAL. Historically, the Company originated 30-year, fixed-rate mortgage loans secured by one- to four-family residences. Since the mid-1980s, in order to reduce its vulnerability to changes in interest rates, the Company has also originated adjustable-rate mortgage ("ARM") loans and home equity lines of credit. Residential mortgage originations currently emphasizes products with initial fixed-rate periods of five, seven or ten years with annual rate adjustments thereafter. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. The Company also offers multi-family and commercial real estate, consumer, construction and land loans. During recent years the Company has expanded its lending operations and increased originations of multi-family and commercial real estate loans in order to enhance portfolio yield. However, the Merger Agreement imposes significant limits on the Company's non-one to four family residential lending.

The following table sets forth the composition of the loan portfolio, by category, in dollar amounts and as a percentage of the total portfolio at the dates indicated.


                                                                              AT SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------
                                                         2001                       2000                        1999
                                             ------------------------    ------------------------    -------------------------
                                                            PERCENT                     PERCENT                      PERCENT
                                                AMOUNT      OF TOTAL        AMOUNT      OF TOTAL        AMOUNT      OF TOTAL
                                             -------------  ---------    -------------  ---------    -------------  ----------
                                                                          (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE LOANS:
  One- to four-family (1)(2)(3)                  $261,822       65.4 %       $285,346       76.9 %       $245,692        81.6 %
  Multi-family                                     67,013       16.7           34,352        9.3           16,264         5.4
  Commercial                                       43,809       10.9           33,052        8.9           26,753         8.9
  Construction                                     12,920        3.2            6,317        1.7            2,812         0.9
   Land                                               955        0.2              759        0.2            1,502         0.5
                                             -------------  ---------    -------------  ---------    -------------  ----------
       Total real estate mortgage loans           386,519       96.5          359,826       96.9          293,023        97.3
                                             -------------  ---------    -------------  ---------    -------------  ----------
OTHER LOANS:
Consumer loans:
  Home equity                                       4,259        1.1            5,532        1.5            4,574         1.5
  Personal                                          1,590        0.4            1,911        0.5            1,483         0.5
  Other                                             7,252        1.8            2,952        0.8            1,117         0.4
                                             -------------  ---------    -------------  ---------    -------------  ----------
       Total consumer loans                        13,101        3.3           10,395        2.8            7,174         2.4
Commercial business loans                             824        0.2              963        0.2            1,080         0.3
                                             -------------  ---------    -------------  ---------    -------------  ----------
       Total other loans                           13,925        3.5           11,358        3.1            8,254         2.7
                                             -------------  ---------    -------------  ---------    -------------  ----------
       Total loans                                400,444      100.0 %        371,184      100.0 %        301,277       100.0 %
                                                            =========                   =========                   ==========
Less:
  Construction loans in process                    (6,361)                     (3,397)                     (1,672)
  Allowance for loan losses                        (2,002)                     (1,703)                     (1,503)
  Deferred loan origination costs (fees), net         746                         897                       1,074
                                             -------------               -------------               -------------
       Total loans, net                          $392,827                    $366,981                    $299,176
                                             =============               =============               =============


                                                                             AT SEPTEMBER 30,
                                             ------------------------------------------------------    ----------------------
                                                          1998                        1997                      1996
                                             --------------------------   -------------------------    ----------------------
                                                              PERCENT                     PERCENT                   PERCENT
                                                 AMOUNT       OF TOTAL       AMOUNT       OF TOTAL       AMOUNT     OF TOTAL
                                             --------------   ---------   -------------   ---------    -----------  ---------
                                                                            (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE LOANS:
  One- to four-family (1)(2)(3)                   $167,225        84.1 %      $111,821        79.0 %      $62,283       70.6 %
  Multi-family                                       7,846         3.9           5,658         4.0          5,471        6.2
  Commercial                                        12,766         6.4          11,990         8.5          9,117       10.3
  Construction                                       2,613         1.3           2,786         2.0          2,175        2.5
   Land                                                932         0.5           1,814         1.3          1,934        2.2
                                             --------------   ---------   -------------   ---------    -----------  ---------
       Total real estate mortgage loans            191,382        96.2         134,069        94.8         80,980       91.8
                                             --------------   ---------   -------------   ---------    -----------  ---------
OTHER LOANS:
Consumer loans:
  Home equity                                       3,678         1.9           3,217         2.3          2,911        3.3
  Personal                                          1,447         0.7           1,666         1.1          1,632        1.8
  Other                                             1,224         0.6           1,237         0.9          1,310        1.5
                                             -------------   ---------   -------------   ---------    -----------  ---------
       Total consumer loans                         6,349         3.2           6,120         4.3          5,853        6.6
Commercial business loans                           1,195         0.6           1,299         0.9          1,413        1.6
                                             -------------   ---------   -------------   ---------    -----------  ---------
       Total other loans                            7,544         3.8           7,419         5.2          7,266        8.2
                                             -------------   ---------   -------------   ---------    -----------  ---------
       Total loans                                198,926       100.0 %       141,488       100.0 %       88,246      100.0 %
                                                             =========                   =========                 =========
Less:
  Construction loans in process                      (743)                     (1,091)                      (171)
  Allowance for loan losses                        (1,302)                     (1,093)                      (937)
  Deferred loan origination costs (fees), net         478                        (184)                      (472)
                                             -------------               -------------                -----------
       Total loans, net                          $197,359                    $139,120                   $ 86,666
                                             =============               =============                ===========


                                             ---------------------
                                                     1995
                                             ---------------------
                                                         PERCENT
                                              AMOUNT     OF TOTAL
                                             ----------  ---------
                                             (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE LOANS:
  One- to four-family (1)(2)(3)               $ 63,282       74.4 %
  Multi-family                                   5,647        6.6
  Commercial                                     6,575        7.7
  Construction                                   2,205        2.6
   Land                                          2,112        2.5
                                             ----------  ---------
       Total real estate mortgage loans         79,821       93.8
                                             ----------  ---------
OTHER LOANS:
Consumer loans:
  Home equity                                    2,389        2.8
  Personal                                       1,734        2.0
  Other                                          1,092        1.3
                                             ----------  ---------
       Total consumer loans                      5,215        6.1
Commercial business loans                           56        0.1
                                             ----------  ---------
       Total other loans                         5,271        6.2
                                             ----------  ---------
       Total loans                              85,092      100.0 %
                                                         =========
Less:
  Construction loans in process                   (293)
  Allowance for loan losses                       (719)
  Deferred loan origination costs (fees), net     (401)
                                             ----------
       Total loans, net                       $ 83,679
                                             ==========

--------------------
(1) Includes advances under home equity lines of credit of $2.7 million, $2.5 million, $3.2 million, $4.6 million, and $5.9 million respectively, at September 30, 2001, 2000, 1999, 1998, and 1997.
(2) Includes cooperative apartment loans of $3.0 million, $3.5 million, $3.7 million, $4.5 million, and $4.8 million, respectively, at September 30, 2001, 2000, 1999, 1998, and 1997.
(3) Includes loans held for sale of $5.6 million, $2.7 million, $1.2 million and $13.3 million at September 30, 2001, 2000, 1999, 1998 and 1997, respectively.

    The following table sets forth the composition of the loan portfolio, by category and by type of interest rate (fixed or adjustable), in dollar amounts and as a percentage of the total portfolio at the dates indicated


                                                                          AT SEPTEMBER 30,
                                            ----------------------------------------------------------------------------
                                                      2001                      2000                       1999
                                            -----------------------   ------------------------   -----------------------
                                                          PERCENT                    PERCENT                   PERCENT
                                              AMOUNT      OF TOTAL      AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
                                            ------------  ---------   ------------  ----------   -----------   ---------
                                                                       (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
Real Estate Mortgage Loans:
  One- to four-family (1)(2)                   $ 32,977        8.2 %     $ 31,652         8.5 %    $ 60,071        19.9 %
  Multi-family                                   42,376       10.6         24,438         6.6        10,320         3.4
  Commercial                                     28,230        7.0         20,050         5.4        14,295         4.7
   Land                                             525        0.1            559         0.2           229         0.1
                                            ------------  ---------   ------------  ----------   -----------   ---------
       Total real estate mortgage loans         104,108       25.9         76,699        20.7        84,915        28.1
Consumer loans                                   13,101        3.3         10,396         2.8         7,174         2.4
                                            ------------  ---------   ------------  ----------   -----------   ---------
       Total fixed-rate loans                   117,209       29.2         87,095        23.5        92,089        30.5
                                            ------------  ---------   ------------  ----------   -----------   ---------
ADJUSTABLE-RATE LOANS:
Real Estate Mortgage Loans:
  One- to four-family (3)(4)(5)                 228,845       57.2        253,694        68.3       185,621        61.7
  Multi-family                                   24,637        6.2          9,914         2.7         5,944         2.0
  Commercial                                     15,579        3.9         13,001         3.5        12,458         4.1
  Construction                                   12,920        3.2          6,317         1.6         2,812         0.9
   Land                                             430        0.1            200         0.1         1,273         0.4
                                            ------------  ---------   ------------  ----------   -----------   ---------
       Total real estate mortgage loans         282,411       70.6        283,126        76.2       208,108        69.1
                                            ------------  ---------   ------------  ----------   -----------   ---------
Commercial business loans                           824        0.2            963         0.3         1,080         0.4
                                            ------------  ---------   ------------  ----------   -----------   ---------
       Total adjustable-rate loans              283,235       70.8        284,089        76.5       209,188        69.5
                                            ------------  ---------   ------------  ----------   -----------   ---------
Total loans                                     400,444      100.0 %      371,184       100.0 %     301,277       100.0 %
                                            ------------  =========   ------------  ==========   -----------   =========
LESS:
  Construction loans in process                  (6,361)                   (3,397)                   (1,672)
  Allowance for loan losses                      (2,002)                   (1,703)                   (1,503)
  Deferred loan origination costs (fees), net       746                       897                     1,074
                                            ------------              ------------               -----------
       Total loans, net                        $392,827                  $366,981                  $299,176
                                            ============              ============               ===========


                                                                          AT SEPTEMBER 30,
                                            ---------------------------------------------------------------------------------
                                                       1998                        1997                     1996
                                            ------------------------   -------------------------   -----------------------
                                                           PERCENT                     PERCENT                   PERCENT
                                              AMOUNT      OF TOTAL        AMOUNT      OF TOTAL       AMOUNT     OF TOTAL
                                            ------------  ----------   -------------  ----------   -----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
Real Estate Mortgage Loans:
  One- to four-family (1)(2)                   $ 46,838        23.5 %      $ 36,074        25.5 %    $ 11,805        13.4 %
  Multi-family                                    1,529         0.8             108         0.1            47         0.1
  Commercial                                      1,742         0.9              95         0.1           131         0.1
   Land                                             270         0.1             390         0.3            49         0.1
                                            ------------  ----------   -------------  ----------   -----------  ----------
       Total real estate mortgage loans          50,379        25.3          36,667        26.0        12,032        13.7
Consumer loans                                    6,349         3.2           6,120         4.3         5,853         6.6
                                            ------------  ----------   -------------  ----------   -----------  ----------
       Total fixed-rate loans                    56,728        28.5          42,787        30.3        17,885        20.3
                                            ------------  ----------   -------------  ----------   -----------  ----------
ADJUSTABLE-RATE LOANS:
Real Estate Mortgage Loans:
  One- to four-family (3)(4)(5)                120,387        60.6          75,747        53.5        50,478        57.2
  Multi-family                                   6,317         3.2           5,550         3.9         5,424         6.1
  Commercial                                    11,024         5.5          11,895         8.4         8,986        10.2
  Construction                                   2,613         1.3           2,786         2.0         2,175         2.5
   Land                                            662         0.3           1,424         1.0         1,885         2.1
                                            -----------  ----------   -------------  ----------   -----------  ----------
       Total real estate mortgage loans        141,003        70.9          97,402        68.8        68,948        78.1
                                            -----------  ----------   -------------  ----------   -----------  ----------
Commercial business loans                        1,195         0.6           1,299         0.9         1,413         1.6
                                            -----------  ----------   -------------  ----------   -----------  ----------
       Total adjustable-rate loans             142,198        71.5          98,701        69.7        70,361        79.7
                                            -----------  ----------   -------------  ----------   -----------  ----------
Total loans                                    198,926       100.0 %       141,488       100.0 %      88,246       100.0 %
                                            -----------  ==========   -------------  ==========   -----------  ==========
LESS:
  Construction loans in process                   (743)                     (1,091)                     (171)
  Allowance for loan losses                     (1,302)                     (1,093)                     (937)
  Deferred loan origination costs (fees), net      478                        (184)                     (472)
                                            -----------               -------------               -----------
       Total loans, net                       $197,359                    $139,120                  $ 86,666
                                            ===========               =============               ===========


                                               AT SEPTEMBER 30,
                                            -----------------------
                                                    1995
                                            -----------------------
                                                          PERCENT
                                              AMOUNT     OF TOTAL
                                            -----------  ----------
                                             (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS:
Real Estate Mortgage Loans:
  One- to four-family (1)(2)                  $ 11,805        13.9 %
  Multi-family                                     715         0.8
  Commercial                                       396         0.5
   Land                                             49         0.1
                                            -----------  ----------
       Total real estate mortgage loans         12,965        15.3
Consumer loans                                   5,215         6.1
                                            -----------  ----------
       Total fixed-rate loans                   18,180        21.4
                                            -----------  ----------
ADJUSTABLE-RATE LOANS:
Real Estate Mortgage Loans:
  One- to four-family (3)(4)(5)                51,477        60.4
  Multi-family                                  4,932         5.8
  Commercial                                    6,179         7.3
  Construction                                  2,205         2.6
   Land                                         2,063         2.4
                                            ----------  ----------
       Total real estate mortgage loans        66,856        78.5
                                            ----------  ----------
Commercial business loans                          56         0.1
                                            ----------  ----------
       Total adjustable-rate loans             66,912        78.6
                                            ----------  ----------
Total loans                                    85,092       100.0 %
                                            ----------  ==========
LESS:
  Construction loans in process                  (293)
  Allowance for loan losses                      (719)
  Deferred loan origination costs (fees), net    (401)
                                            ----------
       Total loans, net                      $ 83,679
                                            ==========

-----------------------
(1) Includes loans held for sale of $5.6 million, $2.7 million , $1.2 million and $13.3 million at September 30, 2001, 2000, 1999, 1998 and 1997, respectively.
(2) Fixed-rate totals include loans with an initial fixed-rate period of 15 years, with annual rate adjustments thereafter, totaling $27.8 million, $27.5 million, $23.5 million, $14.0 million and $23.6 million, respectively, at September 30, 2001, 2000, 1999, 1998 and 1997.
(3) Adjustable-rate totals include loans with initial fixed-rate periods of five, seven or ten years, with annual rate adjustments thereafter, totaling $168.3 million, $164.1 million, $157.0 million, $83.8 million and $35.7 million, respectively, at September 30, 2001, 2000, 1999, 1998 and 1997.
(4) Includes advances under home equity lines of credit of $2.7 million, $2.5 million, $3.2 million, $4.6 million, and $5.9 million respectively, at September 30, 2001, 2000, 1999, 1998, and 1997.
(5) Includes cooperative apartment loans of $3.0 million, $3.5 million, $3.7 million, $4.5 million, and $4.8 million, respectively, at September 30, 2001, 2000, 1999, 1998, and 1997.

     The following table sets forth the contractual maturity of the Company's loan portfolio at September 30, 2001. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $53.0 million, $33.1 million, and $38.5 million for the years ended September 30, 2001, 2000 and 1999, respectively.


                                                                         AT SEPTEMBER 30, 2001
                                   -----------------------------------------------------------------------------------
                                                                                                COMMERCIAL
                                    ONE- TO FOUR-FAMILY(1)       MULTI-FAMILY                  REAL ESTATE
                                   --------------------------------------------------   ---------------------------
                                                WEIGHTED                 WEIGHTED                      WEIGHTED
                                                 AVERAGE                 AVERAGE                       AVERAGE
                                      AMOUNT      RATE       AMOUNT        RATE           AMOUNT         RATE
                                   -------------  ------   ----------- --------------   -----------  --------------
                                                                 (DOLLARS IN THOUSANDS)
Contractual maturity:
   One year or less (2)               $   1,086    7.02 %     $    --             -- %     $ 2,096            7.13 %
                                    ------------           -----------                  -----------

   After one year:
     More than 1 year to 2 years            583    7.37            --             --           216            9.53
     More than 2 years to 3 years         2,429    7.27            --             --           696            7.25
     More than 3 years to 5 years           880    7.71            --             --           270            9.73
     More than 5 years to 10 years        8,405    7.29         6,520           8.32        10,575            7.99
     More than 10 years to 20 years      27,603    7.32        27,700           7.96        18,257            8.13
     More than 20 years                 220,836    7.09        32,793           7.97        11,699            8.17
                                    ------------           -----------                  -----------

         Total after one year           260,736    7.13        67,013           8.00        41,713            8.11
                                    ------------           -----------                  -----------

   Total amount due                   $ 261,822    7.13 %     $67,013           8.00 %     $43,809            8.06 %
                                    ============           ===========                  ===========


                                                                  AT SEPTEMBER 30, 2001
                                    ------------------------------------------------------------------------------------
                                                                                                    CONSUMER AND
                                          CONSTRUCTION                    LAND                   COMMERCIAL BUSINESS
                                    -------------------------   --------------------------    --------------------------
                                                  WEIGHTED                     WEIGHTED                     WEIGHTED
                                                  AVERAGE                      AVERAGE                       AVERAGE
                                     AMOUNT         RATE          AMOUNT         RATE           AMOUNT        RATE
                                    ----------  -------------   ------------ -------------    ----------- --------------
                                                                 (DOLLARS IN THOUSANDS)
Contractual maturity:
   One year or less (2)               $12,920           6.73 %        $ 384          6.75 %      $   185          12.67 %
                                    ----------                  ------------                  -----------

   After one year:
     More than 1 year to 2 years           --             --             --            --            551          10.53
     More than 2 years to 3 years          --             --             --            --            692          10.48
     More than 3 years to 5 years          --             --             --            --          3,330           8.77
     More than 5 years to 10 years         --             --            316          8.63          4,234           8.68
     More than 10 years to 20 years        --             --            255          9.68          4,933           8.70
     More than 20 years                    --             --             --            --             --             --
                                    ----------                  ------------                  -----------

         Total after one year              --             --            571          9.10         13,740           8.87
                                    ----------                  ------------                  -----------

   Total amount due                   $12,920           6.73 %        $ 955          8.15 %      $13,925           8.92 %
                                    ==========                  ============                  ===========


                                        AT SEPTEMBER 30, 2001
                                    -----------------------------

                                               TOTAL
                                    -----------------------------
                                                     WEIGHTED
                                                      AVERAGE
                                       AMOUNT          RATE
                                    -------------  --------------
                                        (DOLLARS IN THOUSANDS)
Contractual maturity:
   One year or less (2)                 $ 16,671            6.87 %
                                    -------------

   After one year:
     More than 1 year to 2 years           1,350            9.01
     More than 2 years to 3 years          3,817            7.85
     More than 3 years to 5 years          4,480            8.62
     More than 5 years to 10 years        30,050            7.97
     More than 10 years to 20 years       78,748            7.83
     More than 20 years                  265,328            7.25
                                    -------------

         Total after one year            383,773            7.45
                                    -------------

   Total amount due                     $440,444            7.43 %
                                    =============

------------------
(1) Includes $2.7 million of advances under home equity lines of credit which require minimum interest-only payments for the first five to ten years the advance is outstanding, followed by a balloon payment thereafter. Also includes $5.6 million in loans held for sale on the basis of their final contractual maturity (all more than 20 years).
(2) Includes demand loans, loans having no stated maturity, and overdraft loans.

         The following table sets forth the dollar amounts in each loan category at September 30, 2001 that are contractually due after September 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates.


                                               DUE AFTER SEPTEMBER 30, 2002
                                            ----------------------------------
                                             FIXED      ADJUSTABLE     TOTAL
                                            --------    ----------    --------
                                                     (IN THOUSANDS)
Real estate mortgage loans:
    One- to four-family                     $ 32,961     $227,775     $260,736
    Multi-family                              24,822       42,191       67,013
    Commercial                                26,151       15,562       41,713
    Land                                         525           46          571
                                            --------     --------     --------
       Total real estate mortgage loans       84,459      285,574      370,033
Consumer and commercial business loans        12,916          824       13,740
                                            --------     --------     --------
       Total loans                          $ 97,375     $286,398     $383,773
                                            ========     ========     ========

         Pursuant to Federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Association's unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 2001, based on the 15% limitation, the Company's loans-to-one-borrower limit was approximately $6.0 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of September 30, 2001, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $3.9 million secured by eight apartment buildings located in Mt. Vernon and Yonkers, New York; one four family residence located in Mt. Vernon, New York and one single family residence located in Eastchester, New York. At September 30, 2001, the Company's next largest loan relationship or group outstanding was a $2.6 million construction loan project secured by 16 condominium units in Cold Spring, New York. These loans were performing in accordance with their terms at September 30, 2001.

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

         Under the Company's loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets the Company's underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. The Company recently instituted an enhanced process for quality control reviews of residential loan originations, a commercial review and grading process and employed a staff appraiser to inspect multi-family and commercial real estate loan collateral. The quality control process includes reviews of underwriting decisions, appraisals and documentation. The Company is using the services of an independent company to perform the quality control reviews.

         The Company's lending officers have approval authority for one- to four-family residential loans and cooperative apartment ("co-op") loans, up to $350,000. One- to four-family residential loans over $350,000 to $500,000 require the approval of the Company's President or its Senior Vice President and Chief Lending Officer. Co-op loans over $350,000 require the approval and/or review of the Chief Lending Officer. The Company's Chief Lending Officer has approval authority for multi-family, commercial real estate loans, and for land loans up to $500,000. Loans in excess of these amounts require the approval of the Company's Loan Committee or Board of Directors. Various officers have approval authority ranging from $2,000 on secured consumer loans, up to $50,000 on fixed-rate home equity loans and up to $30,000 on commercial business loans. Approval authorities on unsecured consumer loans range from $2,000 to $10,000. The Merger Agreement imposes certain restrictions on the Company's ability to originate loans without the approval of Atlantic Bank. Under the terms of the Merger Agreement, the Company agreed to operate its business in the ordinary course and to certain limitations on its business operations including to not, without the written permission of Atlantic, make any (i) "no documentation" loans, (ii) construction loans, (iii) loans secured by undeveloped land, (iv) loans secured by real estate outside of the State of New York, (v) loans secured by non-residential real estate and (vi) other loans in excess of $275,000; except that the Company is permitted to make without permission the following loss in amounts of up to $500,000; (i) multi-family loans, (ii) certain mixed use loans, (iii) residential loans for sale.

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

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Currently, the Company is originating and selling the majority of its one-to-four family mortgage loan originations. At September 30, 2001, $261.8 million, or 65.4%, of the Company's gross loan portfolio consisted of mortgage loans secured by one- to four-family residences (including $5.6 million of loans held for sale, $2.7 million of advances under home equity lines of credit and $3.0 million of co-op loans). Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary lending area. A majority of the residential mortgage loans originated by the Company in fiscal 2001 were generally sold in the secondary market with servicing released. At September 30, 2001, approximately $15.2 million of the Company's one- to four-family residential real estate loans were secured by non-owner occupied properties. At that date, the average outstanding residential loan balance was approximately $223,000 compared to $218,000 at September 30, 2000.

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

         Initial interest rates offered on the Company's ARMs may be 100 to 350 basis points below the fully indexed rate. Although borrowers on such loans are generally qualified at the fully indexed rate, the risk of default on these loans may increase as interest rates increase. See "- Delinquencies and Non-Performing Assets." The Company's ARMs do not permit negative amortization of principal, do not contain prepayment penalties and are not convertible into fixed-rate loans. At September 30, 2001 one- to four-family ARMs (including loans of $168.3 million earning a fixed rate of interest for initial periods of five, seven or 10 years) totaled $228.8 million, or 57.2% of the Company's total loan portfolio.

         The Company also offers a 30-year residential mortgage loan product with a fixed rate for the first fifteen years and annual rate adjustments thereafter based on a specified margin over the Average Weekly One Year U.S. Treasury Constant Maturity Index. In addition, the loan has a conversion option, which allows the borrower to convert, during years sixteen through eighteen, to a fixed rate for the remaining term. At September 30, 2001, the Company had $27.8 million of such loans, all of which are classified, on the loan tables as fixed rate loans.

         The Company also offers conventional fixed-rate loans with maximum terms of up to 30 years, although the Company has recently emphasized originations of fixed-rate loans with terms of 10 to 15 years. The interest rate on such loans is generally based on competitive factors. The fixed-rate one- to four-family loans described in this paragraph are typically underwritten in accordance with Freddie Mac and Fannie Mae standards to permit their sale in the secondary market. The Company engages in secondary market sales of a portion of its residential mortgage originations, as market conditions warrant. Loans held for sale at September 30, 2001 amounted $5.6 million and represented a variety of fixed-rate and ARM one- to four-family loans.

         The Company originates home equity lines of credit secured by a lien on the borrower's residence. The Company's home equity lines are generally limited to $250,000. The Company uses the same underwriting standards for home equity lines as it uses for one- to four-family residential mortgage loans. The interest rates for home equity lines of credit float at a stated margin over the lowest prime rate published in THE WALL STREET JOURNAL and may not exceed 15.75% over the life of the loan. The Company currently offers home equity lines for terms of up to 30 years with interest only paid for the first 10 years of the loan term. At September 30, 2001, the Company had $2.7 million of outstanding advances under home equity lines and an additional $2.7 million of funds committed, but undrawn, under home equity lines of credit.

         The Company also originates loans secured by co-ops and condominiums located in its market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans, except that co-op loans are made only at adjustable rates of interest. At September 30, 2001, the Company had $27.2 million of condominium loans and $3.0 million of co-op loans.

         In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios. The Company currently originates residential mortgage loans with loan-to-value ratios of up to 80% for owner-occupied homes (95% with private mortgage insurance to reduce the Company's exposure to 80% or less); up to 70% for non-owner occupied homes; and up to 90% for co-op loans. The Company's home equity lines of credit are originated in amounts, which together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan.

         The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company has increased its emphasis on the origination of permanent multi-family and commercial real estate loans in recent years, in order to increase the interest rate sensitivity and yield of its loan portfolio and to complement residential lending opportunities. However, such lending is subject to significant restrictions under the Merger Agreement. The Company's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, strip shopping centers and other income producing properties located in its market area. At September 30, 2001, the Company had $67.0 million in multi-family loans, or 16.7% of the total loan portfolio, and $43.8 million in commercial real estate loans, representing 10.9% of the total loan portfolio.

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

         The table below sets forth, by type of security property, the number and amount of the Company's multi-family and commercial real estate loans at September 30, 2001. Substantially all of the loans referred to in the table below are secured by properties located in the Company's market area.


                                                                       OUTSTANDING     AMOUNT NON-
                                                            NUMBER      PRINCIPAL      PERFORMING OR
                                                           OF LOANS      BALANCE       OF CONCERN(1)
                                                           ---------  ---------------  -------------
                                                             (DOLLARS IN THOUSANDS)
Commercial real estate:
    Small business facilities                                     66     $ 27,180     $    --
    Office buildings                                              10        2,706          --
    Health care facilities                                         6        1,293          --
    Mixed use                                                     32       12,630          --
Multi-family                                                     164       67,013          --
                                                            --------     --------     -------
    Total multi-family and commercial real estate loans          278     $110,822     $    --
                                                            ========     ========     =======


-----------------------
(1) See "- Delinquencies and Non-Performing Assets"

         At September 30, 2001, the Company's largest commercial real estate loan had an outstanding balance of $1.9 million. This loan was originated in March 2001 and is secured by a furniture store located in Yonkers, New York. At September 30, 2001, the largest multi-family loan had a balance of $2.0 million, and is secured by a 56-unit apartment building located in Manhattan, New York.

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

         CONSTRUCTION AND LAND LENDING. The Company originates a modest amount of construction loans to individuals and builders for the construction of residential real estate. At September 30, 2001, the Company's construction loan portfolio totaled $12.9 million, or 3.2% of the total loan portfolio. The Company also originates a limited number of land loans primarily for the purpose of developing residential subdivisions although future originations will be restricted under the Merger Agreement. At September 30, 2001, the Company's land loan portfolio totaled $955,000, or 0.2% of the total loan portfolio. At September 30, 2001, all of the Company's land loans were made for the purpose of developing residential lots.

         Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by the Company, except during the construction phase where the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 75%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At September 30, 2001, there were $366,000 of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

         The Company also originates construction loans to builders of one- to four-family residences. Such loans generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 75%. When practical, the Company seeks to obtain personal guarantees on such loans. The Company generally limits loans to builders for the construction of homes on speculation for sale to two homes per builder. At September 30, 2001, the Company had $4.2 million of construction loans outstanding to builders of one- to four-family residences.

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

         The table below sets forth, by type of security property, the number and amount of the Company's construction and land loans at September 30, 2001, all of which are secured by properties located in the Company's market area.


                                                                 OUTSTANDING  AMOUNT NON-
                                         NUMBER        LOAN       PRINCIPAL   PERFORMING OR
                                        OF LOANS     COMMITMENT    BALANCE    OF CONCERN(1)
                                        ---------    ----------  -----------  -------------
                                                     (DOLLARS IN THOUSANDS)

Single-family construction                     13     $ 7,950     $ 4,202     $    --
Other construction                              4       4,970       2,357          --
Residential land                                2         595         525          --
Other land                                      2         436         430          --
                                          -------     -------     -------     -------
    Total construction and land loans          21     $13,951     $ 7,514     $    --
                                          =======     =======     =======     =======


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

         CONSUMER LENDING. In order to increase the interest rate sensitivity of the loan portfolio and provide a broader range of loan products to its retail customers, the Company originates a variety of consumer loans, including automobile, home equity, deposit account and other loans for household and personal purposes. At September 30, 2001, consumer loans totaled $13.1 million, or 3.3% of total loans outstanding.

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

         Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2001, there were $12,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future.

         COMMERCIAL BUSINESS LENDING. Federally chartered savings institutions, such as the Association, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, provided that amounts in excess of 10% relate to small business loans (as defined). Subject to the restrictions in the Merger Agreement, the Company may from time to time make a limited number of secured and unsecured commercial loans to local businesses. At September 30, 2001, the Company had $824,000 of commercial business loans outstanding, representing 0.2% of the total loan portfolio.

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

ORIGINATIONS, PURCHASES AND SALES OF LOANS

         Loan applications are taken at each of the Company's offices as well as through mortgage originators. Applications are processed and approved at the Company's Loan Center which is located in the corporate headquarters. The Company currently offers incentives to employees for loan referrals. The Company also employs commissioned loan originators and utilizes mortgage brokers to assist in the process of obtaining loans. Total loan originations amounted to $131.1 million in fiscal 2001, compared to $119.1 million in fiscal 2000 and $178.4 million in fiscal 1999.

         While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment.

         Historically, most of the fixed-rate one- to four-family residential loans originated by the Company were retained in its portfolio. However, in order to reduce its vulnerability to changes in interest rates, the Company currently sells in the secondary market a substantial portion of its fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans. Residential mortgage sales amounted to $48.8 million in fiscal 2001, compared to $16.1 million in fiscal 2000 and $37.4 million in fiscal 1999. At September 30, 2001, the Company serviced $75.5 million of mortgage loans for others.

         The following table sets forth the Company's loan originations, sales, repayments and other portfolio activity for the periods indicated.


                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ---------------------------------------
                                                        2001            2000           1999
                                                        ----            ----           ----
                                                                   (IN THOUSANDS)

Unpaid principal balances at beginning of year        $ 371,184      $ 301,277      $ 198,900
                                                      ---------      ---------      ---------
LOANS ORIGINATED:
    Real estate mortgage loans:
        One- to four-family(1)                           61,529         77,016        141,648
        Multi-family                                     36,263         19,677          8,349
        Commercial                                       14,010          9,428         19,697
        Construction                                     12,028          6,609          4,597
        Land                                                915            345            732
    Consumer and commercial business loans                6,301          5,982          3,367
                                                      ---------      ---------      ---------
      Total loans originated                            131,046        119,057        178,390
                                                      ---------      ---------      ---------

LOANS SOLD:
    One-to four-family real estate mortgage loans       (48,834)       (16,052)       (37,476)
                                                      ---------      ---------      ---------

PRINCIPAL REPAYMENTS:
    Real estate mortgage loans                          (49,216)       (30,244)       (35,866)
    Consumer and commercial business loans               (3,735)        (2,834)        (2,637)
                                                      ---------      ---------      ---------
      Total principal repayments                        (52,951)       (33,078)       (38,503)
                                                      ---------      ---------      ---------

Net charge-offs                                              (1)           (20)           (34)
                                                      ---------      ---------      ---------
Unpaid principal balances at end of year                400,444        371,184        301,277

LESS:
   Construction loans in process                         (6,361)        (3,397)        (1,672)
   Allowance for loan losses                             (2,002)        (1,703)        (1,503)
   Deferred loan origination costs (fees), net              746            897          1,074
                                                      ---------      ---------      ---------
Net loans at end of year                              $ 392,827      $ 366,981      $ 299,176
                                                      =========      =========      =========

----------
(1) Consists of (i) adjustable-rate loans of $9.2 million, $55.9 million, and $107.8 million , and (ii) fixed-rate loans of $52.4 million, $20.3 million, and $32.7 million for the years ended September 30, 2001, 2000 and 1999, respectively.

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


                                                         SEPTEMBER 30, 2001
                                           ------------------------------------------------
                                                 60-89 Days             90 Days or More
                                           -----------------------   ----------------------
                                            Number      Principal     Number     Principal
                                           of Loans      Balance     of Loans     Balance
                                           ---------    ----------   ----------  ----------
                                                        (Dollars in thousands)
Real estate mortgage loans:
   One- to four-family                         1            $ 151         2          $ 540
Consumer loans                                 2               12         2             12
                                             -------    ----------     --------  ----------
    Total                                      3            $ 163         4          $ 552
                                             =======    ==========     ========  ==========

    Delinquent loans to total loans (1)                     0.04%                    0.14%
                                                        ==========               ==========


                                                          SEPTEMBER 30, 2000
                                           ------------------------------------------------
                                                60-89 Days              90 Days or More
                                           ----------------------    ----------------------
                                            Number     Principal      Number     Principal
                                           of Loans     Balance      of Loans     Balance
                                           ----------  ----------    ----------  ----------
                                                       (Dollars in thousands)
Real estate mortgage loans:
   One- to four-family                          2           $ 70          1          $ 109
Consumer loans                                 --             --          4             14
                                             --------  ----------      --------  ----------
    Total                                       2           $ 70          5          $ 123
                                             ========  ==========      ========  ==========

    Delinquent loans to total loans (1)                    0.02%                     0.03%
                                                       ==========                ==========

----------
(1) If loans held for sale are excluded from total loans, the percentages would have remained the same.

         CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review, at September 30, 2001 the Company had classified $828,000 of loans as substandard.

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


                                                                              AT SEPTEMBER 30,
                                                               2001        2000      1999       1998       1997
                                                               ----        ----      ----       ----       ----
                                                                            (DOLLARS IN THOUSANDS)
        Non-accrual loans past due ninety days or more:
         Real estate mortgage loans:
                One- to four-family                           $  540     $  109     $  347     $  515     $  389
                Commercial                                        --         --        305        203        211
                Land                                              --         --         --         --        250
                Construction                                      --         --         --         --        279
           Consumer loans                                         12         14        103         35          9
                                                              ------     ------     ------     ------     ------
                    Total                                        552        123        755        753      1,138
         Real estate owned, net                                   --         --         --        305        379
                                                              ------     ------     ------     ------     ------
         Total non-performing assets                          $  552     $  123     $  755     $1,058     $1,517
                                                              ======     ======     ======     ======     ======

         Allowance for loan losses                            $2,002     $1,703     $1,503     $1,302     $1,093
                                                              ======     ======     ======     ======     ======

         Ratios:
           Non-performing loans to total loans receivable       0.14 %     0.03 %     0.25 %     0.38 %     0.81 %
           Non-performing assets to total assets                0.10       0.02       0.16       0.28       0.48
           Allowance for loan losses to:
               Non-performing loans                           362.68    1384.55     199.07     172.91      96.05
               Total loans receivable                           0.51       0.46       0.50       0.70       0.90


         For the year ended September 30, 2001, gross interest income of $43,000 would have been recorded if the non-accrual loans at September 30, 2001 had remained current in accordance with their original terms. The amount of interest income actually received on such loans in fiscal 2001 was $31,000. See Note 3 of the Notes to Consolidated Financial Statements.

         At September 30, 2001, the Company's non-performing loans consisted of two loans secured by one- to four-family real estate located in the Company's market area which totaled $540,000; and two consumer loans which totaled $12,000. At September 30, 2001, there was no real estate owned.

         OTHER LOANS OF CONCERN. In addition to the non-performing loans and real estate owned discussed in the preceding section, as of September 30, 2001 there were other loans of concern totaling approximately $604,000.

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

         As of September 30, 2001, the Company's other loans of concern included the following loans with principal balances in excess of $200,000:

             The Company has a $209,000 land loan, secured by a lot located in Patterson, New York. The borrower intended to build a commercial building on the security property. At September 30, 2001, although this loan was performing, it was classified substandard due to the existence of hazardous building materials on an adjacent lot which, may result in a decline in value of the security property. Although a phase I environmental study performed on the security property did not disclose any contamination from the adjoining lot, the contamination on the adjacent lot has prevented the borrower from using the security property for its intended purpose. As a result, the loan was extended and modified in January 1997 as a 15-year, self-liquidating loan with a market rate of interest. The borrower is continuing to make payments on this loan as required by the terms of the loan agreement and is waiting for the resolution of the problem with the adjacent property.

               The Company has a $216,000 participation interest in a $3.5 million commercial mortgage loan secured by a two-story office building located in Queens, New York originated by the Thrift Association Service Corporation. This loan originally had a 30 year amortization schedule with a balloon payment which was due in December 1996. Prior to this scheduled balloon payment, the borrower had been unsuccessful in securing financing in order to payoff the loan. As a result, a short-term extension was granted at the original terms of the loan until December 1997. In December 1997 the loan was extended at market terms for an additional five-year term with principal payments based on a 25-year amortization schedule. Although the loan was current as of September 30, 2001, the Company considers this loan to be of concern due to its past performance and extended term.

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

         The following table sets forth activity in the allowance for loan losses for the periods indicated


                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------
                                                       2001        2000        1999           1998            1997
                                                       ----        ----        ----           ----            ----
                                                                               (DOLLARS IN THOUSANDS)

Balance at beginning of year                        $ 1,703      $ 1,503      $ 1,302      $ 1,093      $   937
Provision for losses                                    300          220          235          375          300
Charge-offs:
     Real estate mortgage loans:
          One- to four-family                            --           --          (23)         (45)        (132)
          Land                                           --           --           --          (17)          --
          Construction                                   --           --           --          (91)          --
     Consumer loans                                     (31)         (44)         (20)         (40)         (25)
                                                    -------      -------      -------      -------      -------
          Total charge-offs                             (31)         (44)         (43)        (193)        (157)
Recoveries                                               30           24            9           27           13
                                                    -------      -------      -------      -------      -------
          Net charge-offs                                (1)         (20)         (34)        (166)        (144)
                                                    -------      -------      -------      -------      -------

Balance at end of year                              $ 2,002      $ 1,703      $ 1,503      $ 1,302      $ 1,093
                                                    =======      =======      =======      =======      =======

Ratio of net charge-offs to average total loans          -- %       0.01 %       0.02 %       0.10 %       0.15 %

         The following table sets forth the allowance for loan losses allocated by loan category, the total loan amounts by category, and the percent of loans in each category to loans receivable at the dates indicated.


                                                 2001                                         2000
                              -----------------------------------------   ------------------------------------------
                                                              PERCENT OF                                   PERCENT OF
                                                               LOANS IN                                     LOANS IN
                                                 LOAN           EACH                         LOAN             EACH
                                               AMOUNTS         CATEGORY                    AMOUNTS          CATEGORY
                              ALLOWANCE           BY           TO TOTAL    ALLOWANCE          BY            TO TOTAL
                                AMOUNT       CATEGORY(1)         LOANS       AMOUNT       CATEGORY(1)         LOANS
                              ----------- -------------------   -------    ----------- -------------------   -------
                                                                (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
   One- to four-family           $   812           $ 261,822      65.4 %      $   987           $ 282,603      76.7 %
   Multi-family                      254              67,013      16.7            135              34,352       9.3
   Commercial                        606              43,809      10.9            352              33,052       9.0
   Construction                       93              12,920       3.2             29               6,317       1.7
   Land(2)                            74                 955       0.2             85                 759       0.2
Consumer and commercial
   business loans                    163              13,925       3.5            115              11,358       3.1
                              -----------       -------------   -------    -----------      --------------   -------
Total                            $ 2,002           $ 400,444     100.0 %      $ 1,703           $ 368,441     100.0 %
                              ===========       =============   =======    ===========      ==============   =======


                                                 1999                                        1998
                              ------------------------------------------   ----------------------------------------
                                                               PERCENT OF                                 PERCENT OF
                                                                LOANS IN                                   LOANS IN
                                                  LOAN            EACH                       LOAN           EACH
                                                AMOUNTS         CATEGORY                   AMOUNTS        CATEGORY
                               ALLOWANCE           BY           TO TOTAL   ALLOWANCE          BY          TO TOTAL
                                 AMOUNT       CATEGORY(1)        LOANS       AMOUNT        CATEGORY         LOANS
                              ----------- -------------------   --------   ----------- -----------------   --------
                                                              (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
   One- to four-family           $   895           $ 244,466       81.5 %     $   917         $ 153,891       82.9 %
   Multi-family                       86              16,264        5.4            16             7,846        4.2
   Commercial                        297              26,753        8.9           160            12,766        6.9
   Construction                       11               2,812        0.9            23             2,613        1.4
   Land(2)                           118               1,502        0.5           128               932        0.5
Consumer and commercial
   business loans                     96               8,254        2.8            58             7,544        4.1
                              -----------       -------------   --------   -----------      ------------  ---------
Total                            $ 1,503           $ 300,051      100.0 %     $ 1,302         $ 185,592      100.0 %
                              ===========       =============   ========   ===========      ============   ========


                                                 1997                                        1996
                              ------------------------------------------   -----------------------------------------
                                                              PERCENT OF                                  PERCENT OF
                                                               LOANS IN                                    LOANS IN
                                                LOAN            EACH                        LOAN            EACH
                                              AMOUNTS         CATEGORY                    AMOUNTS         CATEGORY
                              ALLOWANCE          BY            TO TOTAL   ALLOWANCE          BY            TO TOTAL
                                AMOUNT         CATEGORY         LOANS       AMOUNT        CATEGORY          LOANS
                              ------------ -----------------   ---------   ----------- -----------------   ---------
                                                               (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
   One- to four-family            $   608         $  91,367        75.5 %       $ 538          $ 62,283        70.6 %
   Multi-family                        11             5,658         4.7            11             5,471         6.2
   Commercial                         121            11,990         9.9            91             9,117        10.3
   Construction                        98             2,786         2.3            74             2,175         2.5
   Land(2)                            196             1,814         1.5           166             1,934         2.2
Consumer and commercial
   business loans                      59             7,419         6.1            57             7,266         8.2
                              ------------      ------------   ---------   -----------      ------------   ---------
Total                             $ 1,093         $ 121,034       100.0 %       $ 937          $ 88,246       100.0 %
                              ============      ============   =========   ===========      ============   =========

----------
(1) Excludes real estate mortgage loans held for sale of $5.6 million, $2.7 million, $1.2 million, $13.3 million and $20.4 million, respectively, at September 30, 2001, 2000, 1999, 1998 and 1997.
(2) The allowance principally represents an allocation to land loans "of concern." See "- Other Loans of Concern."

INVESTMENT ACTIVITIES

         GENERAL. The Company utilizes mortgage-backed and other securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, the Board of Directors considers, among other things, the Company's yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

         Yonkers Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Under the Merger Agreement, the Company generally may not, except with the approval of Atlantic Bank, make any investments other than U.S. Government and U.S. Government agency securities with final maturities not greater than five years and FHLB of New York stock.

         Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At September 30, 2001, the Company had no securities classified as trading. At September 30, 2001, $108.0 million or 86.8% of the Company's mortgage-backed and other securities was classified as available for sale. The remaining $16.4 million, or 13.2%, was classified as held to maturity.

         MORTGAGE-BACKED SECURITIES. The Company has invested in mortgage-backed securities in order to supplement loan production and achieve its asset/liability management goals. The Company has also invested in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), in order to take advantage of the spread between the yield on such securities and the cost of borrowings from the FHLB and other "wholesale" sources although the Company may either invest in shorter term investments or allow the portfolio to decline in anticipation of completion of the Merger. In a number of instances, the expected maturity of the securities purchased has been significantly longer than the term of the related borrowings.

         Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "AA" or higher. As of September 30, 2001, the Company did not have any mortgage-backed securities of a single issuer in excess of 10% of the Company's stockholders' equity, except for federal agency obligations. At September 30, 2001, the Company classified mortgage-backed securities of $10.6 million as held to maturity and $72.0 million as available for sale. Consistent with its asset/liability management strategy, at September 30, 2001 $28.8 million, or 34.8%, of the Company's mortgage-backed securities had adjustable interest rates.

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

         Management believes that CMOs at times represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (seven-year or less estimated average life) represent a better combination of rate and duration than adjustable-rate mortgage-backed securities. At September 30, 2001, the Company held $22.0 million of CMOs, $1.5 million of which were classified as held-to-maturity.

         Prior to the purchase of a CMO, the Company conducts an analysis of the security to assess its price volatility. The analysis is designed to show the expected change in the value of the security that would result from immediate parallel shifts in the yield curve of plus or minus 100, 200 and 300 basis points. The Company establishes risk tolerance levels for its CMO activities on a periodic basis based on its overall asset/liability management goals and market conditions. Based on the restrictions contained in the Merger Agreement, the Company's future investments in CMO's may decline.

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


                                                                  AT SEPTEMBER 30,
                                     -------------------------------------------------------------------------
                                              2001                      2000                     1999
                                     ---------------------     ---------------------     ---------------------
                                     AMORTIZED      FAIR       AMORTIZED     FAIR        AMORTIZED     FAIR
                                       COST         VALUE        COST        VALUE         COST        VALUE
                                     --------     --------     --------     --------     --------     --------
                                                                  (IN THOUSANDS)
HELD TO MATURITY
     Pass-through securities         $  9,125     $  9,305     $ 13,344     $ 13,323     $ 16,897     $ 16,934
     CMOs                               1,510        1,520        2,348        2,266        4,539        4,531
                                     --------     --------     --------     --------     --------     --------
       Total                           10,635       10,825       15,692       15,589       21,436       21,465
                                     --------     --------     --------     --------     --------     --------

AVAILABLE FOR SALE
     Pass-through securities           51,549       52,677       70,526       67,882       78,651       75,944
     CMOs                              20,463       20,460           --           --           --           --
                                     --------     --------     --------     --------     --------     --------
       Total                           72,012       73,137       70,526       67,882       78,651       75,944
                                     --------     --------     --------     --------     --------     --------

Total mortgage-backed securities     $ 82,647     $ 83,962     $ 86,218     $ 83,471     $100,087     $ 97,409
                                     ========     ========     ========     ========     ========     ========


         All mortgage-backed securities are guaranteed by, Ginnie Mae, Fannie Mae or Freddie Mac, except for privately-issued securities with an amortized cost of $2 million, $60,000, and $115,000 at September 30, 2001, 2000 and 1999,
respectively.

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and maturity of the Company's mortgage-backed securities at September 30, 2001. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. In addition, under the structure of some of the Company's CMOs, the Company's short- and intermediate-tranche interests have repayment priority over the longer-term tranches of the same underlying mortgage pool.


                                                                            AT SEPTEMBER 30, 2001
                                             ----------------------------------------   ---------------------------------------
                                                           AVAILABLE FOR SALE                           HELD TO MATURITY
                                             ----------------------------------------   ---------------------------------------
                                                                           WEIGHTED                                  WEIGHTED
                                                AMORTIZED       FAIR        AVERAGE      AMORTIZED        FAIR        AVERAGE
                                                  COST          VALUE        YIELD          COST          VALUE        YIELD
                                               ------------  ------------  ----------   -------------  ------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
PASS-THROUGH SECURITIES:
   Due after 1 year but within 5 years           $    --        $    --          -- %    $    31        $    32           6.88%
   Due after 5 years but within 10 years              --             --          --          172            184           8.05
   Due after 10 years                             51,549         52,677        6.76        8,922          9,089           7.06
                                                 -------        -------                  -------        -------
     Total                                       $51,549        $52,677        6.76 %    $ 9,125        $ 9,305           7.07%
                                                 =======        =======                  =======        =======

CMOS:
   Due within 1 year                             $    --        $    --          -- %    $    73        $    73           8.00%
   Due after 10 years                             20,463         20,460        4.77        1,437          1,447           4.53
                                                 -------        -------                  -------        -------
     Total                                       $20,463        $20,460        4.77 %    $ 1,510        $ 1,520           4.70%
                                                 =======        =======                  =======        =======


The following table sets forth the activity in the mortgage-backed securities portfolio for the periods indicated.


                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------------------
                                                          2001             2000              1999
                                                       ---------         ---------         ---------
                                                                      (IN THOUSANDS)

Amortized cost at beginning of year                    $  86,218         $ 100,087         $ 112,357
                                                       ---------         ---------         ---------
Purchases:
    Pass-through securities:
        Fixed rate                                            --                --            34,851
        Adjustable rate                                       --                --                --
                                                       ---------         ---------         ---------
          Total pass-through securities                       --                --            34,851
    CMOs                                                  20,996                --                --
                                                       ---------         ---------         ---------
          Total purchases                                 20,996                --            34,851
                                                       ---------         ---------         ---------
Sales                                                     (5,445)               --           (15,377)
Principal repayments                                     (18,964)          (13,791)          (31,414)
Premium amortization, net of discount accretion             (158)              (78)             (330)
                                                       ---------         ---------         ---------
Amortized cost at end of year                          $  82,647         $  86,218         $ 100,087
                                                       =========         =========         =========


         OTHER SECURITIES. In addition to mortgage-backed securities, the Company also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. At September 30, 2001, the Company did not own any investment securities of a single issuer, which exceeded 10% of the Company's stockholders' equity, other than U.S. Government or federal agency obligations. From time to time, the Company holds high-grade corporate debt securities, as well as common stocks and mutual fund shares. Under the Merger Agreement, the Company has agreed to discontinue making additional such investments.

See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Company's securities portfolio.

         The following table sets forth the amortized cost and fair value of other securities, by accounting classification category and by type of security, at the dates indicated:


                                                                                   AT SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                                2001                     2000                      1999
                                                      -------------------------------------------------------------------------
                                                      AMORTIZED      FAIR       AMORTIZED      FAIR       AMORTIZED      FAIR
                                                         COST        VALUE        COST         VALUE        COST         VALUE
                                                      ---------     -------     ---------     -------      -------      -------
                                                                               (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  U.S. Government and Agency securities                $15,999      $16,369      $41,511      $39,655      $41,527      $40,156
  Corporate & Preferred bonds                          $11,644      $11,976      $ 3,952      $ 3,997           --           --
  Equity securities                                      6,595        6,543          869          839          818          612
                                                       -------      -------      -------      -------      -------      -------
     Total                                              34,238       34,888       46,332       44,491       42,345       40,768
                                                       -------      -------      -------      -------      -------      -------

HELD TO MATURITY
  Obligations of state and political subdivisions      $ 5,730      $ 5,730      $    --      $    --           --           --
  U.S. Government and Agency securities                $    --      $    --      $   500      $   492      $   500      $   494
                                                       -------      -------      -------      -------      -------      -------
     Total                                             $ 5,730      $ 5,730          500          492          500          494

Total other securities                                 $39,968      $40,618      $46,832      $44,983      $42,845      $41,262
                                                       =======      =======      =======      =======      =======      =======


         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of other debt securities at September 30, 2001, by remaining period to contractual maturity.


                                                                               AT SEPTEMBER 30, 2001
                                                           AVAILABLE FOR SALE                         HELD TO MATURITY
                                                 ---------------------------------------  --------------------------------------
                                                                             WEIGHTED                                 WEIGHTED
                                                  AMORTIZED       FAIR        AVERAGE      AMORTIZED       FAIR        AVERAGE
                                                    COST          VALUE        YIELD          COST         VALUE        YIELD
                                                 ------------  ------------ ------------  ------------- ------------  ----------
                                                                             (DOLLARS IN THOUSANDS)
U.S. GOVERNMENT AGENCY AND MUNICIPAL BONDS:
   Due after 5 years but within 10 years           1,998         2,165          7.07             --            --           --
   Due after 10 years                             11,000        11,149          6.92          5,730         5,764         4.75
                                                 -------       -------                      -------       -------
     Total                                        12,998        13,314                        5,730         5,764
                                                 -------       -------                      -------       -------

CORPORATE AND OTHER OBLIGATIONS:
   Due less than one year                        $   499       $   496          4.09 %      $    --       $    --           -- %
   Due after 1 year but within 5 years             1,993         2,071          7.46             --            --           --
   Due after 5 years but within 10 years           2,940         3,263          8.80             --            --           --
   Due after 10 years                              6,212         6,146          5.02             --            --           --
                                                 -------       -------                      -------       -------
     Total                                       $11,644       $11,976          6.50 %      $             $ 5,764         4.75 %
                                                 -------       -------                      -------       -------
Total debt securities                            $24,462       $25,290          6.50%       $ 5,730       $ 5,764         4.75 %
                                                 =======       =======                      =======       =======


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

         The following table sets forth the deposit activity of the Company for the periods indicated.


                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                     -----------------------------------------------
                                        2001              2000                1999
                                     ---------          ---------          ---------
                                                 (DOLLARS IN THOUSANDS)

Balance at beginning of year         $ 325,106          $ 272,974          $ 231,181
Deposits                               903,036            803,282            738,157
Withdrawals                           (853,352)          (763,073)          (705,907)
Interest credited                       14,733             11,923              9,543
                                     ---------          ---------          ---------
Balance at end of year               $ 389,523          $ 325,106          $ 272,974
                                     =========          =========          =========

Net increase during the year:
    Amount                           $  64,417          $  52,132          $  41,793
                                     =========          =========          =========
    Percent                               19.8%              19.1%              11.2%
                                     =========          =========          =========


The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.


                                                                                                AT SEPTEMBER 30,
                                   ------------------------------------------------------------------------------------------
                                                        2001                                          2000
                                   ------------------------------------------   ------------------------------------------
                                                        PERCENT     WEIGHTED                         PERCENT     WEIGHTED
                                                       OF TOTAL     AVERAGE                         OF TOTAL     AVERAGE
                                        AMOUNT         DEPOSITS       RATE           AMOUNT         DEPOSITS       RATE
                                   ------------------  ----------   ---------   ------------------  ----------   ---------
                                                                   (DOLLARS IN THOUSANDS)

Checking accounts                          $  16,416         4.2 %        -- %          $  11,669         3.6 %        -- %
NOW accounts                                  32,352         8.3        0.72               29,379         9.0        1.05
Money market accounts                         30,687         7.9        2.60               34,087        10.5        3.25
Regular savings accounts                      86,366        22.2        2.25               55,122        17.0        2.42
Club accounts                                  1,609         0.4        2.25                1,609         0.5        2.42
Savings certificate accounts                 222,093        57.0        5.13              193,240        59.4        5.78
                                           ---------       -----                        ---------       -----
    Total                                  $ 389,523       100.0 %      3.70 %          $ 325,106       100.0 %      0.00 %
                                           =========       =====                        =========       =====


                                              AT SEPTEMBER 30,
                                   -------------------------------------
                                                    1999
                                   -------------------------------------
                                                   PERCENT     WEIGHTED
                                                   OF TOTAL    AVERAGE
                                      AMOUNT       DEPOSITS      RATE
                                   --------------  ---------   ---------
                                              (DOLLARS IN THOUSANDS)

Checking accounts                      $  10,769        4.0 %        -- %
NOW accounts                              24,708        9.1        1.06
Money market accounts                     33,429       12.3        3.19
Regular savings accounts                  50,776       18.6        2.23
Club accounts                              1,480        0.5        2.23
Savings certificate accounts             151,812       55.6        5.04
                                       ---------   --------
    Total                              $ 272,974      100.0 %      4.10 %
                                       =========   ========


         The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at September 30, 2001.


                                                     AT SEPTEMBER 30, 2001
                            ----------------------------------------------------------------------            TOTAL AT
                                                     PERIOD TO MATURITY                                    SEPTEMBER 30,
                            ----------------------------------------------------------------------   ---------------------------
                             LESS THAN      ONE TO       MORE THAN                     PERCENT
                             ONE YEAR      THREE YEARS   THREE YEARS     TOTAL         OF TOTAL         2000           1999
                            ------------  -----------------------------------------  -------------   ------------  -------------
                                                                  (DOLLARS IN THOUSANDS)
4.00% and below                $ 21,282       $ 3,108           --        $ 24,390         11.0 %      $   1,512      $   2,619
4.01% to 5.00%                   45,658        42,006        7,600          95,264         42.9           36,854         74,162
5.01% to 6.00%                   36,802         9,761        4,770          51,333         23.1           78,720         66,586
6.01% to 7.00%                   28,373        14,362        6,703          49,438         22.3           74,413          8,234
7.01% and above                   1,221            --          447           1,668          0.8            1,741            211
                               --------      --------     --------        ---------       -----        ---------      ---------
    Total                      $133,336      $ 69,237     $ 19,520        $222,093        100.0 %      $ 193,240      $ 151,812
                               ========      ========     ========        =========       =====        =========      =========


         The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at September 30, 2001.


                                              LESS THAN $100,000           $100,000 OR MORE              TOTAL
                                         -----------------------------   ---------------------   -----------------------
                                                          WEIGHTED                      WEIGHTED                WEIGHTED
                                                           AVERAGE                      AVERAGE                 AVERAGE
                                           AMOUNT           RATE          AMOUNT         RATE       AMOUNT       RATE
                                           ------          ------         ------        --------    ------      --------
                                                                        (DOLLARS IN THOUSANDS)

Within three months                      $ 36,114           5.21 %      $  6,455           5.33 %   $ 42,569        5.23 %
After three but within six months          31,251           4.98           5,569           5.26       36,820        5.02
After six but within 12 months             43,352           5.01          10,595           5.24       53,947        5.12
                                         --------                       --------                    --------
    Total within one year                 110,717           5.10          22,619           5.27      133,336        5.13
After one but within two years             45,845           4.70           8,091           5.01       53,936        4.78
After two but within three years           12,789           5.97           2,512           6.22       15,301        6.01
After three but within five years          13,973           5.65           5,547           5.69       19,520        5.66
                                         --------                       --------                    --------
    Total                                $183,324           5.08 %      $ 38,769           5.34 %   $222,093        5.13 %
                                         ========                       ========                    ========


         BORROWINGS. The Company's other available sources of funds include securities repurchase agreements and advances from the FHLB of New York. Under the Merger Agreement, the Company may generally not, without Atlantic Bank approval, incur any borrowings other than non-callable short term (one year or less) FHLB borrowings and reverse repurchase agreements. The Company has used borrowings when the rate and or maturities are believed to be more favorable than those available on deposits.

         As a member of the FHLB of New York, the Company is required to own capital stock in the FHLB of New York and is authorized to apply for advances from the FHLB of New York. Each FHLB credit program has its own interest rate, which may be fixed, or variable, and a range of maturities. The FHLB of New York may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 2001, the Company had a collateral pledge arrangement with the FHLB of New York pursuant to which the Company may borrow advances of up to $142.1 million. On such date, $63.1 million of FHLB advances were outstanding. These advances were used to fund mortgage loans and to a lesser extent securities.

         The Company enters into securities repurchase agreements with the FHLB of New York utilizing mortgage-backed and other securities as collateral. At September 30, 2001, the Company had $66.5 million of outstanding borrowings under securities repurchase agreements, which were collateralized by mortgage-backed and other debt securities with a total fair value of $69.4 million.

         The following table sets forth information concerning the balances and interest rates on borrowings at the dates and for the periods indicated.


                                                                         AT OR FOR THE YEAR
                                                                        ENDED SEPTEMBER 30,
                                                           -----------------------------------------------
                                                               2001            2000             1999
                                                           --------------  --------------   --------------
                                                                        (DOLLARS IN THOUSANDS)
SECURITIES REPURCHASE AGREEMENTS:
    Balance at end of year                                      $ 66,512        $ 85,012         $ 99,987
    Average balance during year                                   74,018          99,756           82,681
    Maximum outstanding at any month end                          79,512         114,088          100,962
    Weighted average interest rate at end of year                   5.81 %          6.10 %           5.53 %
    Average interest rate during the year                           6.07            5.92             5.48
FHLB ADVANCES:
    Balance at end of year                                      $ 63,061        $ 72,400         $ 47,949
    Average balance during year                                   69,819          71,052           14,475
    Maximum outstanding at any month end                          89,900          80,800           47,949
    Weighted average interest rate at end of year                   6.84 %          6.42 %           5.19 %
    Average interest rate during the year                           6.70            6.14             5.61


         See Note 7 of the Notes to the Consolidated Financial Statements for further information concerning the Company's securities repurchase agreements and FHLB advances.

SUBSIDIARIES

         At September 30, 2001, the Association had two subsidiaries, Yonkers Financial Services Corporation, which offers life insurance, annuities, and mutual funds on an agency basis to the Association's customers and Yonkers REIT, Inc., See Note 8 of the Notes to Consolidated Financial Statements.

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

         Competition for deposits is intense given the size of the New York market and the fact that it is the home state for many large regional and money center banks. Competition for deposits is principally from money market and mutual funds, securities firms, commercial banks, credit unions and other savings institutions located in the same communities. There is further competition from institutions offering home and internet computer banking. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company is significantly smaller than most of its competitors, which due to their size and economies of scale, generally offer a broader range of deposit products than the Company. The Company competes for these deposits by offering deposit accounts at competitive rates, convenient business hours, availability of ATMs and a customer oriented staff. As of June 30, 2000, the latest date such information was available, there were 332 other thrift, commercial bank and credit union offices in Westchester County, which compete for deposits. As of June 30, 2000, the Company held approximately 1.4% of total deposits in Westchester County.

EMPLOYEES

         At September 30, 2001, the Company had a total of 98 full-time and 14 part-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, Yonkers Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS safety and soundness examination of Yonkers Savings was as of July 1, 2001. When these examinations are conducted by the OTS, the examiners may require Yonkers Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Yonkers Savings' OTS assessment for the fiscal year ended September 30, 2001 was approximately $109,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Yonkers Savings and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

         Yonkers Savings' general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2001, Yonkers Savings' lending limit under this restriction was $5.8 million. Yonkers Savings is in compliance with the loans-to-one borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (I.E., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period. At September 30, 2001, the Association was classified as a well-capitalized institution.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 2001, Yonkers Savings had tangible capital of $38.4 million, or 6.8% of adjusted total assets, which is $29.8 million above the minimum requirement of 1.5% in effect on that date.

         In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and credit card relationships, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2001, Yonkers Savings had no intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. Debt and equity investments in excludable subsidiaries are deducted from assets and capital. At September 30, 2001, Yonkers Savings had two "includable" subsidiaries.

         The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased mortgage servicing rights and credit card relationships. At September 30, 2001, Yonkers Savings had core capital equal to $38.4 million, or 6.8% of adjusted total assets, which is $15.6 million above the minimum leverage ratio requirement of 4% in effect on that date.

          The OTS risk-based capital regulations require savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based capital requirement only up to the amount of core capital. At September 30, 2001, Yonkers Savings had no capital instruments that qualify as supplementary capital and $2.0 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

         At September 30, 2001, Yonkers Savings had total capital of $40.4 million (including $38.4 million in core capital and $2.0 million in qualifying supplementary capital) and risk-weighted assets of $289.0 million (including $1.8 million in converted off-balance sheet items), or total capital of 14.0% of risk-weighted assets. This amount was $17.2 million above the 8% requirement in effect on that date.

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

         The Association may make a capital distribution without the approval of the OTS provided it notifies the OTS, 30 days before it declares the capital distribution and it meets the following requirements: (i) it has a regulatory rating in one of the two top examination categories, (ii) it is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If it does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including Yonkers Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments, primarily residential housing related loans and investments. At September 30, 2001, Yonkers Savings met the test and has always met the test since its effectiveness.

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

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate, income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Yonkers Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Yonkers Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Yonkers Savings was examined for CRA compliance by the OTS in July 2001 and received a rating of satisfactory.

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2001, Yonkers Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, Yonkers Savings is required to purchase and maintain stock in the FHLB of New York. At September 30, 2001, Yonkers Savings held $6.6 million in FHLB stock, which was in compliance with this requirement. Dividends paid by the FHLB of New York to the Association totaled $596,000 for the year ended September 30, 2001, representing an decrease of $120,000 from dividends received in fiscal 2000.

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

ITEM 2.   PROPERTIES

         The following table sets forth information concerning the Company's properties at September 30, 2001. The Company's premises had an aggregate net book value of approximately $257,000 at that date.


                                                    Year                                       Net Book Value at
               Location                         Acquired/leased           Owned or Leased     September 30, 2000
------------------------------------- ---------------------------         ------------------- ------------------
                                                   (Dollars in thousands)
CORPORATE HEADQUARTERS:

6 Executive Plaza                                   1996                        Leased                 $ 102


Yonkers, New York  10701-9858

MAIN OFFICE:

One Manor House Square                              1976                        Owned                     99
Yonkers, New York  10701-2701

FULL-SERVICE BRANCHES:

780 Palisade Avenue                                 1989                        Leased                    --
Yonkers, New York  10703

1759 Central Park Avenue                            1977                        Leased                    23
Yonkers, New York  10710-2828


2320 Central Park Avenue                            1986                        Leased                    33
Yonkers, New York  10710-1216

IN-STORE BRANCHES:

  1357 Route 9                                      1997                        Leased                    --
  Wappingers Falls, New York  12590

  3303 Crompond Road.                               1999                        Leased                    --
  Yorktown Heights, New York  10598

  240 East Sanford Boulevard                        2000                        Leased                    --
  Mt. Vernon, New York  10550

  432 South Road, Route 9                           2000                        Leased                    --
  Poughkeepsie, New York  12601

  2094 East Main Street Route 6                     2000                        Leased                    --
  Cortlandt Manor, New York  105671


         Yonkers Savings has entered into an agreement for in-store branching with BJ's Wholesale Club, Inc. The first in-store branch opened in December 1997 in BJ's location in Wappingers Falls, New York; a second in-store branch opened in October 1998 in Yorktown Heights, New York. In addition, in May 1999 a third in-store branch was opened in a supermarket in Mt. Vernon, New York, in September 1999 a fourth was opened in a supermarket in Poughkeepsie, New York, and in October 1999 a fifth was opened in a supermarket in Cortlandt Manor, New York. The Association's agreement gives it the right of first refusal to establish an in-store branch in any of BJ's remaining or future clubs located in Dutchess, Putnam, Rockland, and Westchester Counties, New York.

         The Company believes that its current facilities are adequate to meet present needs. The Company is not permitted under the Merger Agreement to establish, without Atlantic's Bank's approval, any more additional offices.

         The Company also has ATMs located in eight branch offices and two offsite locations, one in a hospital and one in a supermarket.

         The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the computer equipment utilized by the Company at September 30, 2001 was approximately $318,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 53 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

         Page 5 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 6 through 20 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section "Interest Rate Risk Management", appearing on pages 17 through 19 of the attached 2001 Annual Report to Stockholders, is herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 21 through 50 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in March 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following are the Company's executive officers who are not also directors as of September 30, 2001.

         JOSEPH L. MACCHIA. Mr. Macchia, age 50, is the Senior Vice President and Secretary to the Association and Senior Vice President and Secretary of the Holding Company. Mr. Macchia has been the Secretary of the Holding Company since its formation and was named Chief Operations Officer of the Association in January 1997. Mr. Macchia is responsible for the Association's branch administration and savings operations. He is also responsible for the Association's Bank Secrecy Act compliance. Prior to such time, Mr. Macchia served as the Association's Vice President. Mr. Macchia has been employed by the Association since 1972.

         JOSEPH D. ROBERTO. Mr. Roberto, age 49, is the Senior Vice President, Treasurer and Chief Financial Officer of the Holding Company and Senior Vice President, Treasurer and Chief Financial Officer of the Association. Mr. Roberto has been the Chief Financial Officer and Treasurer of the Holding Company since its formation. Mr. Roberto was appointed the Association's Vice President and Treasurer in 1991 and Chief Financial Officer in 1995. Mr. Roberto is responsible for the Accounting Department, interest rate risk and asset/liability management as well as financial reporting. Prior to 1991, Mr. Roberto served as the Association's Secretary and Treasurer. Mr. Roberto has been employed by the Association since 1973.

         PHILIP GUARNIERI. Mr. Guarnieri, age 44, is the Senior Vice President and Chief Lending Officer of the Association. Mr. Guarnieri was appointed Vice President and Chief Lending Officer in July 1996. Prior to joining the Association, Mr. Guarnieri was the Vice President for loan origination at Home Federal Savings Bank, Queens, New York. Mr. Guarnieri is responsible for the administration of the Association's real estate lending programs.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met.

         During the fiscal year ended September 30, 2001, Mr. Roberto failed to timely file a Form 4 upon the sale of 1,000 shares of common stock.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in March 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in March 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in March 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following information appearing in the Company's 2001 Annual Report to Stockholders is herein incorporated by reference


ITEM                                                                            PAGES IN ANNUAL REPORT
----                                                                            ----------------------
Independent Auditors' Report                                                    Page 51

Consolidated Balance Sheets as of September 30, 2001                            Page 21
 And 2000

Consolidated Statements of Income for the Years                                 Page 22
 Ended September 30, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders'                             Page 23
 Equity for the Years Ended September 30, 2001, 2000
  And 1999

Consolidated Statements of Cash Flows for the Years                             Page 24
 Ended September 30, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                                      Pages 25 through 50

         (a)(2)  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted as the required information is not applicable or has been included in the Consolidated Financial Statements.

         (a)(3)  EXHIBITS


                                                                                                            SEQUENTIAL PAGE
                                                                                REFERENCE TO                  NUMBER WHERE
                                                                                 PRIOR FILING              ATTACHED EXHIBITS
  REGULATION S-K                                                                 OR EXHIBIT               ARE LOCATED IN THIS
      EXHIBIT                                                                  NUMBER ATTACHED                 FORM 10-K
       NUMBER                             DOCUMENT                                 HERETO                        REPORT
   -------------                          --------                              -----------                   -------------

       3(a)        Certificate of Incorporation                                       *                     Not applicable
       3(b)        By-Laws                                                           **                     Not applicable
         4         Instruments defining the rights of security holders,               *                     Not applicable
                    including debentures
         9         Voting Trust Agreement                                           None                    Not applicable
        10         Material Contracts
                     Employment Contract                                             ***                    Not applicable
                     Management Recognition Plan and Stock
                       Option and Incentive Plan                                      *                     Not applicable

                     Change-in-Control Severance Agreements                          ***                    Not applicable
                     Amended and Restated Standstill Agreement                      ****
        11         Statement re: computation of per share earnings              Not required                Not applicable
        12         Statement re: computation of ratios                          Not required                Not applicable
        13         Annual Report to Security Holders                                 13
        16         Letter re: change in certifying accountants                      None                    Not applicable
        18         Letter re: change in accounting principles                       None                    Not applicable
        19         Previously unfiled documents                                     None                    Not applicable
        21         Subsidiaries of Registrant                                        21
        22         Published report regarding matters submitted to vote             None                    Not applicable
                    of security holders
        23         Consents of Experts and Counsel                                   23
        24         Power of Attorney                                            Not required                Not applicable
        28         Information from reports furnished to state insurance            None                    Not applicable
                    regulatory authorities
        99         Additional Exhibits                                              None                    Not applicable

----------------
         * Filed as exhibits to the Company's Form S-1 registration statement filed on December 29, 1995 (File No. 33-81013) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
         ** Filed as an exhibits to the Company's Form 8-K filed on July 29, 1999 (File No. 000-27716) pursuant to the Securities Act of 1934, as amended. Such previously filed documents is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
         *** Filed as exhibits to the Company's Form 10-K filed on December 28, 1999 (File No. 00027716) pursuant to the Securities Act of 1934, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
        **** Filed as exhibit to the Company's Form 8-K/A filed on February 29, 2000 (File No. 00027716) pursuant to the Securities Act of 1934, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  REPORTS ON FORM 8-K

         During the quarter ended September 30, 2001, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                YONKERS FINANCIAL CORPORATION


                                By:      /s/ Richard F. Komosinski
                                         -------------------------
                                         Richard F. Komosinski, President,
                                         Chief Executive Officer and Director

                                         (DULY AUTHORIZED REPRESENTATIVE)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Richard F. Komosinski                                     /s/ William G. Bachop
-----------------------------------------------------         -----------------------------------------------------
Richard F. Komosinski, President,                             William G. Bachop, Chairman
Chief  Executive  Officer  and  Director
(PRINCIPAL EXECUTIVE AND OPERATING OFFICER)

Date: December 28, 2001                                       Date: December 28, 2001
      -----------------                                             -----------------

/s/ Michael J. Martin                                         /s/ Charles D. Lohrfink
-----------------------------------------------------         -----------------------------------------------------
Michael J. Martin,  Director                                  Charles D. Lohrfink, Director

Date: December 28, 2001                                       Date: December 28, 2001
      -----------------                                             -----------------

/s/ Donald R. Angelilli                                       /s/ Eben T. Walker
-----------------------------------------------------         -----------------------------------------------------
Donald R. Angelilli, Director                                 Eben T. Walker, Director

Date: December 28, 2001                                       Date: December 28, 2001
      -----------------                                             -----------------

/s/ Susan Friend                                              /s/ Joseph D. Roberto
-----------------------------------------------------         -----------------------------------------------------
Susan Friend, Director                                        Joseph D. Roberto, Senior Vice President,
                                                              Treasurer and Chief Financial Officer
                                                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date:    December 28, 2001                                    Date:    December 28, 2001
         -----------------                                             -----------------

/s/ Fredric H. Gould
-----------------------------------------------------
Fredric H. Gould, Director

Date:    December 28,2001
         ----------------
