Form 10-Q
period 2001-12-31
YONKERS FINANCIAL CORP
filed 2002-02-14
CIK 1005508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Classes of Common Stock          Number of Shares Outstanding, December 31, 2001
-----------------------          -----------------------------------------------
     $0.01 Par Value                               2,323,981


                          YONKERS FINANCIAL CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001



                                                                                 Page
                                                                                Number
                                                                                ------
                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets at December 31, 2001 and
                 September 30, 2001 ............................................    2
              Consolidated Statements of Operations for the Three Months
                 Ended December 31, 2001 and 2000 ..............................    3
              Consolidated Statement of Changes in Stockholders' Equity
                 for the Three Months Ended December 31, 2001 ..................    4
              Consolidated Statements of Cash Flows for the Three Months
                 Ended December 31, 2001 and 2000 ..............................    5
              Notes to Consolidated Financial Statements........................    6
Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .................    8
Item 3.       Quantitative and Qualitative Disclosures About
                 Market Risk ...................................................   17


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings ................................................   17
Item 2.       Changes in Securities ............................................   17
Item 3.       Defaults Upon Senior Securities ..................................   17
Item 4.       Submission of Matters to a Vote of Security Holders ..............   17
Item 5.       Other Information ................................................   17
Item 6.       Exhibits and Reports on Form 8-K .................................   18
              Signature Page ...................................................   19

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                                           2001               2001
                                                                                           ----                ----
ASSETS

Cash and cash equivalents:
    Cash and due from banks                                                              $  48,483           $  31,801
                                                                                         ---------           ---------
         Total cash and cash equivalents                                                    48,483              31,801
                                                                                         ---------           ---------
Securities:
     Available for sale, at fair value (amortized cost of $91,336 at
       December 31, 2001 and $106,250 at September 30, 2001)                                91,984             108,025
     Held to maturity, at amortized cost (fair value of  $15,170 at
       December 31, 2001 and $16,589 at September 30, 2001)                                 15,125              16,365
                                                                                         ---------           ---------
          Total securities                                                                 107,109             124,390
                                                                                         ---------           ---------
Real estate mortgage loans held for sale, at lower of cost or market value                  10,833               5,567
                                                                                         ---------           ---------
Loans receivable, net:
     Real estate mortgage loans                                                            378,730             375,337
     Consumer and commercial business loans                                                 13,422              13,925
     Allowance for loan losses                                                              (2,069)             (2,002)
                                                                                         ---------           ---------
          Total loans receivable, net                                                      390,083             387,260
                                                                                         ---------           ---------
Accrued interest receivable                                                                  2,802               3,141
Federal Home Loan Bank  ("FHLB") stock                                                       6,557               6,557
Office properties and equipment, net                                                         1,367               1,475
Cash surrender value of bank owned life insurance                                            9,523               9,379
Other assets                                                                                 1,875               1,523
                                                                                         ---------           ---------
          Total assets                                                                   $ 578,632           $ 571,093
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                            $ 402,822           $ 389,523
     Securities repurchase agreements                                                       66,512              66,512
     FHLB advances                                                                          62,972              63,061
     Other liabilities                                                                       4,643               9,416
                                                                                         ---------           ---------
          Total liabilities                                                                536,949             528,512
                                                                                         ---------           ---------

Commitments and contingencies

Stockholders' equity
     Preferred stock (par value $0.01 per share; 100,000
        shares authorized; none issued or outstanding)                                          --                  --
     Common stock (par value $0.01 per share: 4,500,000
        shares authorized; 3,570,750 shares issued)                                             36                  36
     Additional paid-in capital                                                             35,382              35,713
     Unallocated common stock  held by employee stock
        ownership plan ("ESOP")                                                             (1,215)             (1,287)
     Unamortized awards of common stock under  management
        recognition plan ("MRP")                                                               (29)                (37)
     Treasury stock, at cost (1,246,769 shares at December 31, 2001 and
        1,342,011 shares at September 30, 2001)                                            (21,442)            (22,037)
     Retained income, substantially restricted                                              28,543              29,074
     Accumulated other comprehensive loss                                                      408               1,119
                                                                                         ---------           ---------
          Total stockholders' equity                                                        41,683              42,581
                                                                                         ---------           ---------
                                                                                         $ 578,632           $ 571,093
                                                                                         =========           =========


See accompanying notes to consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED DECEMBER 31,
                                                                                       -----------------------------
                                                                                          2001                2000
                                                                                          ----                ----
Interest and dividend income:
   Loans                                                                                 $ 7,318             $ 6,857
   Securities                                                                              1,673               2,333
   Other earning assets                                                                      214                 350
                                                                                         -------             -------
     Total interest and dividend income                                                    9,205               9,540
                                                                                         -------             -------
Interest expense:
   Deposits                                                                                3,427               3,577
   Securities repurchase agreements                                                          988               1,289
   FHLB advances                                                                           1,060               1,320
                                                                                         -------             -------
     Total interest expense                                                                5,475               6,186
                                                                                         -------             -------

       Net interest income                                                                 3,730               3,354

Provision for loan losses                                                                     83                  75
                                                                                         -------             -------
       Net interest income after provision for loan losses                                 3,647               3,279
                                                                                         -------             -------

Non-interest income:
   Service charges and fees                                                                  469                 366
   Net gain on sales of real estate mortgage
      loans held for sale                                                                    252                 126
   Net gain on sales of securities                                                            17                  85
   Other                                                                                     186                  22
                                                                                         -------             -------
      Total non-interest income                                                              924                 599
                                                                                         -------             -------

Non-interest expense:
   Compensation and benefits                                                               1,784               1,459
   Occupancy and equipment                                                                   340                 367
   Data processing service fees                                                              227                 207
   Merger related expenses                                                                 2,166                  --
   Other                                                                                     618                 489
                                                                                         -------             -------
      Total non-interest expense                                                           5,135               2,522
                                                                                         -------             -------

        (Loss) income before income tax (benefit) expense                                   (564)              1,356

Income tax  (benefit) expense                                                               (245)                496
                                                                                         -------             -------
       Net (loss) income                                                                 $  (319)            $   860
                                                                                         =======             =======

Earnings (loss) per common share:
       Basic                                                                             $ (0.15)            $  0.42
       Diluted                                                                             (0.15)               0.41
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

                                                                             UNALLOCATED  UNAMORTIZED
                                                                               COMMON      AWARDS OF
                                                                ADDITIONAL      STOCK       COMMON
                                                     COMMON      PAID-IN        HELD        STOCK        TREASURY
                                                      STOCK      CAPITAL       BY ESOP     UNDER MRP      STOCK
                                                      -----      -------       -------     ---------      -----
Balance at September 30, 2001                       $     36    $ 35,713     $ (1,287)    $    (37)    $(22,037)

   Net loss                                               --          --           --           --           --
   Dividends paid ($0.10 per share)                       --          --           --           --           --
   Amortization of MRP awards                             --          --           --            8           --
   Tax benefits from vested
     MRP awards                                           --         108           --           --           --
   Exercise of stock options (174,670 options)            --        (561)          --           --        1,418
   Common stock repurchased (28,773 shares)               --          --           --           --         (823)
   ESOP shares released for
      allocation (7,142 shares)                           --         122           72           --           --
   Change in net unrealized gain on
     available-for sale securities, net of taxes          --          --           --           --           --

                                                    --------    --------     --------     --------     --------
Balance at December 31, 2001                        $     36    $ 35,382     $ (1,215)    $    (29)    $(21,442)
                                                    ========    ========     ========     ========     ========


                                                                 ACCUMULATED
                                                                   OTHER            TOTAL
                                                     RETAINED   COMPREHENSIVE     STOCKHOLDERS'
                                                      INCOME       INCOME           EQUITY
                                                      ------       ------           ------
Balance at September 30, 2001                       $ 29,074     $  1,119           42,581

   Net loss                                             (319)          --             (319)
   Dividends paid ($0.10 per share)                     (212)          --             (212)
   Amortization of MRP awards                             --           --                8
   Tax benefits from vested
     MRP awards                                           --           --              108
   Exercise of stock options (174,670 options)            --           --              857
   Common stock repurchased (28,773 shares)               --           --             (823)
   ESOP shares released for
      allocation (7,142 shares)                           --           --              194
   Change in net unrealized gain on
     available-for sale securities, net of taxes          --         (711)            (711)
                                                    --------     --------         --------
Balance at December 31, 2001                        $ 28,543     $    408         $ 41,683
                                                    ========     ========         ========



See accompanying notes to consolidated financial statements.

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               FOR THE THREE MONTHS
                                                                                                 ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                            2001               2000
                                                                                            ----               ----
Cash flows from operating activities:
  Net (loss) income                                                                      $   (319)           $    860
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                                 83                  75
     ESOP and MRP expense                                                                     202                 181
     Depreciation and amortization expense                                                    110                 120
     Amortization of deferred fees, discounts and premiums, net                                22                 109
     Proceeds from sale of loans                                                           18,490               9,015
     Increase in cash surrender value of bank owned life insurance                           (144)                 --
     Net gain on sales of real estate mortgage loans held for sale                           (252)               (126)
     Net gain on sales of securities                                                          (17)                (85)
     Decrease (increase) in accrued interest receivable                                       339                (260)
     Increase in other assets                                                                (352)               (211)
     Decrease in accrued interest payable                                                    (118)               (313)
     Decrease in accrued taxes payable                                                     (1,285)               (195)
     Decrease in accrued expenses and other liabilities                                     1,498                (419)
                                                                                         --------            --------
          Net cash provided by operating activities                                        18,257               8,751
                                                                                         --------            --------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                               (4,811)             (9,881)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                                    14,801               2,134
     Held-to-maturity                                                                       1,230                 922
  Proceeds from sales of available-for-sale securities                                        591               1,401
  Disbursements for loan originations                                                     (49,032)            (21,800)
  Principal collections on loans                                                           22,616               9,754
  Other investing cash flows                                                                   (2)                (47)
                                                                                         --------            --------
          Net cash used in investing activities                                           (14,607)            (17,517)
                                                                                         --------            --------
Cash flows from financing activities:
  Net increase in deposits                                                                 13,299              14,705
  Net (decrease) increase in borrowings with
     original terms of three months or less:
       Securities repurchase agreements                                                        --              (5,500)
       FHLB advances                                                                           --              15,000
  Repayment of longer-term borrowings                                                         (89)            (10,080)
  Common stock repurchased                                                                   (823)                 --
  Exercise of stock options                                                                   857                  --
  Dividends paid                                                                             (212)               (188)
                                                                                         --------            --------
          Net cash provided by financing activities                                        13,032              13,937
                                                                                         --------            --------


Net  increase in cash and cash equivalents                                                 16,682               5,171
Cash and cash equivalents at beginning of the period                                       31,801              10,178
                                                                                         --------            --------

Cash and cash equivalents at end of the period                                           $ 48,483            $ 15,349
                                                                                         ========            ========

Supplemental information:
  Interest paid                                                                          $  5,593            $  6,498
  Income taxes paid                                                                           967                 690
                                                                                         ========            ========



See accompanying notes to consolidated financial statements

                  YONKERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     Yonkers Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware and on April 18, 1996 became the savings and loan holding company of The Yonkers Savings and Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the "Conversion"). Concurrent with the Conversion, the Holding Company sold 3,570,750 shares of its common stock in a subscription and community offering at a price of $10 per share, resulting in net proceeds of $34.6 million. The assets of the Holding Company consist of the stock of the Association, certain short-term and other investments, and a loan to its Employee Stock Ownership Plan (the "ESOP"). Collectively, the Holding Company and the Association are referred to herein as the "Company".

     On March 31, 1999 the Association established a real estate investment trust, Yonkers REIT, Inc. (the "REIT"), a wholly owned subsidiary. On such date, $119.3 million in real estate loans was transferred from the Association to the REIT. On December 31, 2001 $87.1 million in real estate loans were held by the REIT. The assets transferred to the REIT are viewed by regulators as part of the Association's assets in consolidation.

     On November 13, 2001 Atlantic Bank of New York ("Atlantic') and the Company signed a definitive agreement whereby Atlantic Bank will acquire the Company for an aggregate purchase price of approximately $68.3 million or $29.00 per share cash for each common share outstanding of YFCB. Upon completion of the transaction, Yonkers Savings and Loan Association, FA, (the "Association") will merge into Atlantic Bank of New York. The transaction is subject to shareholder and regulatory approval and is expected to close in the first half of this year.

     The unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending September 30, 2002.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2001, included in the Form 10-K.

(2) COMPREHENSIVE INCOME

      Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. Total comprehensive loss for the quarter ended December 31, 2001 was $1.0 million consisting of $319,000 in net loss plus a net decrease of $711,000 in the after-tax net unrealized loss on available-for-sale securities. For the quarter ended December 31, 2000, total comprehensive income of $2.8 million consisted of net income of $860,000 less a net decrease of $1.9 million in the after-tax net unrealized gain on available-for-sale securities.

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

     The following is a summary of the number of shares utilized in the Company's EPS calculations for the three months ended December 31, 2001 and 2000. For purposes of computing basic EPS, net income applicable to common stock equaled net income for both periods presented.


                                                                  FOR THE THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                                  --------------------
                                                                   2001         2000
                                                                   ----         ----
                                                                    (In thousands)
    Weighted average common shares outstanding
       for computation of basic EPS (1)                            2,107       2,047
    Common-equivalent shares due to the dilutive effect of
       stock options and MRP awards (2)                               49          33(3)
                                                                 -------     -------
    Weighted average common shares for
       computation of diluted EPS                                  2,156       2,081
                                                                 =======     =======


(1) Excludes unvested MRP awards and unallocated ESOP shares that have not been committed to be released.
(2)      Computed using the treasury stock method.
(3) Options to purchase 20,000 shares of common stock at prices between $16.63 per share and $21.63 per share were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares for the quarter ended December 31, 2000.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

     Total assets at December 31, 2001 amounted to $579.0 million, representing an increase of $7.9 million from $571.1 at September 30, 2001. Asset growth during the period was funded primarily through growth in the Company's deposit base relating to the expansion of its retail franchise.

     Overall, total securities decreased $17.3 million to $107.1 million at December 31, 2001 from $124.4 million at September 30, 2001. Total cash and cash equivalents increased $16.7 million to $48.5 million at December 31, 2001 from $38.1 million at September 30, 2001. Net loans receivable, including those held for sale, increased $8.1 million to $400.9 million at December 31, 2001 from $392.8 million at September 30, 2000. The loan growth during the quarter represents loan originations of $49.0 million, offset by principal collections of $22.6 million and loans sold of $18.2 million. The merger agreement with Atlantic imposes limits on the Company's non-one to four family residential lending which may result in a reduction in originations prior to the completion of the merger.

     Total deposit liabilities increased $13.3 million to $402.8 million at December 31, 2001 from $389.5 million at September 30, 2001. Total borrowings decreased by $89,000 to

$129.5 million at December 31, 2001 from $129.6 million at September 30, 2001. Funds from deposit growth were primarily invested in new loans.

     Stockholders' equity decreased $898,000 to $41.7 million at December 31, 2001 from $42.6 million at September 30, 2001. The decrease is primarily attributable to a $711,000 decrease in the after-tax net unrealized gain on available-for-sale securities and a $531,000 decrease in net income retained after dividends partially offset by a $595,000 decrease in treasury stock. The ratio of stockholders' equity to total assets decreased to 7.2% from 7.5% at September 30, 2001. Book value per share based on outstanding shares but excluding options, decreased to $17.94 at December 31, 2001 from $19.11 at September 30, 2001. During the three months ended December 31, 2001 management exercised stock options resulting in a net decrease in the Company's treasury stock of 95,242 shares. At December 31, 2001, there remained outstanding under the Company's 1996 Stock Option and Incentive Plan, options to purchases 144,094 shares of which 107,118 were vested and 36,976 were unvested. See "Liquidity and Capital Resources" for information regarding the Association's regulatory capital amounts and ratios.

ANALYSIS OF NET INTEREST INCOME

    The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three months ended December 31, 2001 and 2000. The yields and costs were derived by dividing interest income, or expense, by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on daily balances. Interest income includes the effect of deferred fees, discounts, and premiums, which are considered yield adjustments.


                                                                                  FOR THE QUARTER ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                                        2001                                  2000
                                                        -------------------------------------   ------------------------------------
                                                        AVERAGE                     AVERAGE     AVERAGE                    AVERAGE
                                                        BALANCE       INTEREST     YIELD/COST   BALANCE     INTEREST      YIELD/COST
                                                        -------       --------     ----------   -------     --------      ----------
                                                                                      (Dollars in thousands)
ASSETS
Interest-earning assets:
    Loans (1)                                          $ 396,088      $   7,318         7.39%  $ 369,013    $   6,857         7.43%
    Mortgage-backed securities (2)                        81,503          1,117         5.48      84,866        1,447         6.82
    Other securities (2)                                  34,415            556         6.46      42,410          886         8.36
    Other earning assets                                  43,113            214         1.99      22,621          350         6.19
                                                       ---------      ---------                ---------    ---------
       Total interest-earning assets                     555,119      $   9,205         6.63     518,910    $   9,540         7.35
                                                                      =========                             =========

Allowance for loan losses                                 (2,031)                                 (1,727)
Non-interest earning assets                               19,087                                   9,591
                                                       ---------                               ---------
       Total assets                                    $ 572,175                               $ 526,774
                                                       =========                               =========
LIABILITIES AND  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW, club and money market accounts                $  64,051      $     222         1.39%  $  65,587    $     351         2.14%
    Regular savings accounts (3)                          92,582            432         1.87      57,632          304         2.11
    Savings certificate accounts                         223,627          2,773         4.96     197,118        2,922         5.93
                                                       ---------      ---------                ---------    ---------
       Total interest-bearing deposits                   380,260          3,427         3.60     320,337        3,577         4.47

    Borrowings                                           129,514          2,048         6.33     160,600        2,609         6.50
                                                       ---------      ---------                ---------    ---------
       Total interest-bearing liabilities                509,774      $   5,475         4.30     480,937    $   6,186         5.14
                                                                      =========                             =========

Non-interest-bearing liabilities                          20,488                                  10,901
                                                       ---------                               ---------
       Total liabilities                                 530,262                                 491,838

Stockholders' equity                                      41,913                                  34,936
                                                       ---------                               ---------
       Total liabilities and stockholders' equity      $ 572,175                               $ 526,774
                                                       =========                               =========
Net interest income                                                   $   3,730                             $   3,354
                                                                       =========                            =========
Average interest rate spread (4)                                                       2.34%                                  2.21%
Net interest margin (5)                                                                2.69%                                  2.59%
Net interest-earning assets (6)                        $  45,345                               $  37,973
                                                       =========                               =========
Ratio of average interest-earning assets to average
    interest-bearing liabilities                                                     108.90                                 107.90


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

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months ended December 31, 2001 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                           For the Quarter Ended December 31,
                                                                 2001 Compared to 2000
                                                          -------------------------------------
                                                           Increase (Decrease)
                                                                  Due to
                                                          ----------------------           Net
                                                          Volume           Rate          Change
                                                          ------           ----          ------
                                                                      (In Thousands)
Interest-earning assets:
  Loans                                                    $ 498          $ (37)         $ 461
  Mortgage-backed securities                                 (55)          (275)          (330)
  Other securities                                          (150)          (180)          (330)
  Other earning assets                                       194           (330)          (136)
                                                           -----          -----          -----
           Total                                             487           (822)          (335)
                                                           -----          -----          -----
Interest-bearing liabilities:
  NOW, club and money market accounts                         (8)          (121)          (129)
  Regular savings accounts                                   166            (38)           128
  Savings certificate accounts                               364           (513)          (149)
  Borrowings                                                (494)           (67)          (561)
                                                           -----          -----          -----
           Total                                              28           (739)          (711)
                                                           -----          -----          -----

Net change in net interest income                          $ 459          $ (83)         $ 376
                                                           =====          =====          =====


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     GENERAL. Net loss for the three months ended December 31, 2001 was ($319,000) or diluted EPS of ($0.15) compared to net income of $860,000 or diluted EPS of $0.41 for the quarter ended December 31, 2000. Basic EPS were ($0.15) for the quarter ended December 31, 2001 compared to $0.42 for the same period in 2000. The decrease in net income of $1.2 million reflects an increase of $2.6 million in non-interest expense, primarily merger related expenses, partially offset by a $741,000 decrease in income tax expense, a $368,000 increase in net interest income after provision for loan losses, and a $325,000 increase in non-interest income.

NET INTEREST INCOME. Net interest income for the three months ended December 31, 2001 was $3.7 million, an increase of $376,000 from $3.4 million for the same period in 2000. The increase reflects the positive effect on net interest income of higher average interest-earning assets, primarily attributable to the investment of proceeds from deposit growth coupled with the increase in the average interest rate spread. The average interest rate spread for the three months ended December 31, 2001 was 2.34%, an increase from 2.21% for the 2000 quarter. The net interest margin for the three months ended December 31, 2001 was 2.69%, compared to 2.59% for the three months ended December 31, 2000. The increase in the average interest rate spread as well as the net interest margin for the 2001 quarter resulted primarily from a decline in interest rates which caused an 84 basis point decrease in the cost of funds, while the average rate earned on assets only decreased 72 basis points.

     INTEREST AND DIVIDEND INCOME. Interest and dividend income totaled $9.2 million for the three months ended December 31, 2001, a decrease of $335,000 compared to $9.5 million for the three months ended December 31, 2000. This decrease reflects the effect of a 72 basis point decrease in the average yield on such assets to 6.63% for the three months ended December 31, 2001 from 7.35% for the same period in the prior year, partially offset by a $36.2 million increase in total average interest-earning assets.

     Interest income on loans increased $461,000 for the three months ended December 31, 2001 compared to the same period in the prior year, reflecting the effect of a $27.1 million increase in the average balance, partially offset by a 4 basis point decrease in the average yield as the Company increased its holdings of non-residential loans during 2001. Non-residential loan growth may decline prior to the completion of the merger due to the merger activities with Atlantic.

     On a combined basis, interest and dividend income on mortgage-backed and other securities decreased $660,000 to $1.7 million for the three months ended December 31, 2001 from $2.3 million for the three months ended December 31, 2000. Interest on mortgage-backed securities decreased by $330,000 attributable to a 134 basis point decrease in the average yield and a $3.4 million decrease in the average balance. The decrease in the average balance of mortgage-backed securities was primarily attributable to principal repayments and sales of available for sale securities during the three months ended December 31, 2001. The lower average yield on mortgage-backed securities during the 2001quarter reflects the addition of lower-yielding adjustable rate products and the impact of higher premium amortization caused by increased repayments of principal. Interest on other securities decreased by $330,000, primarily attributable to a $8.0 million decrease in the average balance and a 190 basis point decrease in the average yield to 6.46% for the quarter ended December 31, 2001 from 8.36% for the same period in the prior year.

     Interest and dividend income on other earning assets decreased $136,000, primarily attributable to a $20.5 million decrease in the average balance and a 420 basis point decrease in the average yield. The decrease in the average yield primarily reflects the current lower interest rate environment attributable to decreases in short-term interest rates by the Federal Reserve Bank.

     INTEREST EXPENSE. Interest expense totaled $5.5 million for the three months ended December 31, 2001, a decrease of $711,000 from the prior year's quarter.

     Interest expense on deposits decreased $150,000 compared to the same period in the prior year, reflecting the effect of an 87 basis point decrease in the average rate on interest-bearing deposits to 3.60% for the three months ended December 31, 2001 from 4.47% for the three months ended December 31, 2000, partially offset by a $60.0 million increase in the average balance. The decrease in the average rate paid on deposits primarily reflects a 97 basis point decrease in the average rate paid on savings certificate accounts, coupled with a 75 basis point decrease in the average rate paid on NOW, club, and money market accounts and a 24 basis point decrease in the average rate paid on regular savings accounts. The increase in average interest-bearing deposits consisted of a $35.0 million increase in average regular savings accounts (to $92.6 million from $57.6 million), a $26.5 million increase in average savings certificate accounts (to $223.6 million from $197.1 million), slightly offset by a $1.5 million decrease in average NOW, club and money market accounts (to $64.1 million from $65.6 million).

     Interest expense on borrowings decreased $561,000 to $2.0 million for the three months ended December 31, 2001 from $2.6 million for the three months ended December 31, 2000. Total borrowings averaged $129.5 million for the three months ended December 31, 2001 at an average rate of 6.33% compared to $160.6 million and 6.50%, respectively, for the prior-year quarter. See "Liquidity and Capital Resources" for further discussion of the Company's securities repurchase agreements.

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

      The provision for loan losses was $83,000 and $75,000 for the three months ended December 31, 2001 and 2000, respectively. See "Asset Quality" for a further discussion of the Company's non-performing assets and allowance for loan losses.

     NON-INTEREST INCOME. Non-interest income for the three months ended December 31, 2001 increased $325,000 to $924,000, from $599,000 for the comparable period in 2000. The increase is primarily attributable to a $164,000 increase in other income primarily reflecting income from the Company's investment in bank owned life insurance purchased in 2001, a $126,000 increase in the net gain on sales of real estate mortgages held for sale, a $103,000 increase in service charges and fee income, partially offset by a $68,000 decrease in the net gain on sale of securities. The increase in net gain on sale of real estate mortgages held for sale reflects loans sold of $18.2 million for the three months ended December 31, 2001 as compared to sales of $8.9 million for the period ended December 31, 2000. The increase in sales volume is consistent with management's strategy to sell a portion of one-to-four family residential real estate originations in the secondary market and supplement its portfolio with higher yielding multi-family loans. The increase in service charges and fee income resulted from increases in transaction volume. The decrease in net gain on sale of securities reflects sales of $574,000 for the three months ended December 31, 2001, as compared to sales of $1.3 million for the period ended December 31, 2000.

     NON-INTEREST EXPENSE. Non-interest expense for the three months ended December 31, 2001 increased $2.6 million to $5.1 million compared to $2.5 million for the three months ended December 31, 2000. This increase primarily reflects $2.1 million in expenses incurred in the 2001 quarter relating to the announced merger with Atlantic Bank. Merger related expenses included increased funding of the Supplemental Executive Retirement Plan (SERP) of $1.6 million, $311,000 in investment banker fees, and $264,000 in legal fees. The increased funding of the SERP was required due to an increase in the chief executive officer's average income resulting from the exercise of his stock options in December 2001 after the Company's stock price had climbed following the announcement of the merger with Atlantic in the previous month. Compensation and benefits expense amounted to $1.8 million for the three months ended December 31, 2001, representing an increase of $325,000 from the prior year quarter. The increase in compensation and benefits expense primarily reflects merit and performance-based increases for management and staff members as well as an $85,000 increase in ESOP related expenses resulting primarily from the appreciation in the Company's stock price. Other non-interest expense amounted to $601,000 for the three months ended December 31, 2001, representing an increase of $128,000 from the 2000 quarter. This increase in other non-interest expense primarily reflects temporary help fees and the costs attributable to expansion of the Company's business activities when compared to the prior year period.

     INCOME TAX EXPENSE. Income tax (benefit) expense was ($245,000) for the three months ended December 31, 2001 and $496,000 for the comparable 2000 period, reflecting effective tax rates of 43.4% and 36.6 %, respectively. The increase in the effective tax rate is primarily due to an increase in non-taxable income related to bank owned life insurance and municipal bonds.

ASSET QUALITY

     Non-performing loans totaled $372,000 at December 31, 2001, compared to $552,000 at September 30, 2001 and $275,000 at December 31, 2000. The ratio of non-performing loans to total loans receivable was 0.09% at December 31, 2001, compared to 0.14% at September 30, 2001 and 0.07% at December 31, 2000. The allowance for loan losses was $2.1 million or 0.51% of total loans receivable at December 31, 2001, compared to $2.0 million or 0.51% of total loans receivable at September 30, 2001 and $1.8 million or 0.48% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 556.18% at December 31, 2001, compared to 362.68% at September 30, 2001 and 643.27% at December 31, 2000.

     The following table sets forth, certain asset quality ratios and other data at the dates indicated:


                                                                  DECEMBER 31,      SEPTEMBER 30,     DECEMBER 31,
                                                                      2001              2001              2000
                                                                      ----              ----              ----
                                                                                (DOLLARS IN THOUSANDS)
    Non-accrual loans past due ninety days or more:
      Real estate mortgage loans:
           One- to four-family                                     $     306         $     540         $     271
           Commercial                                                     --                --                --
           Land                                                           --                --                --
           Construction                                                   --                --                --
      Consumer loans                                                      66                12                 4
                                                                   ---------         ---------         ---------
    Total non-performing assets                                    $     372         $     552         $     275
                                                                   =========         =========         =========
     Allowance for loan losses                                     $   2,069         $   2,002         $   1,769
                                                                   =========         =========         =========

    Ratios:
      Non-performing loans to total loans receivable                    0.09%             0.14%             0.07%
      Non-performing assets to total assets                             0.06              0.10              0.05
      Allowance for loan losses to:
          Non-performing loans                                        556.18            362.68            643.27
          Total loans receivable                                        0.51              0.51              0.48


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

    The primary investing activities of the Company are the origination of real estate mortgage and other loans, and the purchase of mortgage-backed and other securities. At December 31, 2001, the Company had outstanding loan origination commitments of $33.2 million, unadvanced home equity lines of credit of $2.6 million and undisbursed construction loans in process of $7.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination and other commitments. At December 31, 2001, the Company had the ability based on available collateral to obtain additional FHLB advances of approximately $81.4 million. Certificates of deposit scheduled to mature in one year or less from December 31, 2001 totaled $139.6 million. Based on the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Company.

     The Company's borrowings at December 31, 2001 consisted of $66.5 million in borrowings under securities repurchase agreements and FHLB advances of $63.0 million. In the case of its securities repurchase agreements, the Company borrows funds through the transfer of debt securities to the FHLB of New York, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. The Company accounts for these agreements as secured financing transactions since it maintains effective control over the transferred securities. Accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's debt securities portfolio. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. During the three months ended December 31, 2001, the average borrowings under these agreements amounted to $66.5 million and the maximum month-end balance outstanding was $66.5 million.

     Additional information concerning outstanding repurchase agreements with the FHLB of New York as of December 31, 2001 is summarized as follows:

                                                       Accrued Interest     Weighted             Fair Value of
Remaining Term to Final Maturity (1)        Amount        Payable (2)     Average Rate     Collateral Securities (3)
------------------------------------        ------        -----------     ------------     -------------------------
                                                                (Dollars in thousands)
Within 30 days                           $      --          $   --             0.00%             $      --
After 30 days but within one year            1,000              10              6.8                  2,041
After one but within three years            10,000              23             5.91                  9,519
After three but within five years           10,100              29             6.18                  9,042
After five years                            45,412             424             5.69                 44,173
                                         ---------          ------                               ---------
     Total                               $  66,512          $  486             5.81%             $  64,775
                                         =========          ======                               =========

(1) The weighted average remaining term to final maturity was approximately 6.1 years at December 31, 2001. Certain securities repurchase agreements are callable by the FHLB of New York, prior to the maturity date. The weighted average remaining term to maturity, giving effect to earlier call dates, was approximately 1.7 years at December 31, 2001.
(2) Included in other liabilities in the consolidated balance sheet.
(3) Represents the fair value of the mortgage-backed securities ($60.5 million) and other debt securities ($4.3 million) which were transferred to the counterparty, including accrued interest receivable of $401,000. These securities consist of available-for-sale securities and held-to-maturity securities with fair values of $58.3 million and $6.5 million, respectively.

     Information concerning FHLB advances outstanding and weighted average interest rates with the FHLB of New York are summarized as follows by remaining period to maturity:

                                                                  2001                         2000
                                                        --------------------------   -------------------------
                                                             AMOUNT        RATE           AMOUNT       RATE
                                                        --------------------------   -------------------------
                                                        (Dollars in thousands)
     FHLB advances maturing:
     Within 30 days                                        $     --         --%          $  8,000      6.69%
     30 days to 1 year                                           --         --             10,000      6.78
     1 year to 3 years                                       10,000       6.22             10,000      6.54
     3 years to 5 years                                      33,852       6.85             30,200      7.14
     Over 5 years                                            19,120       6.63             19,120      6.81
                                                           --------                      --------
              Total                                        $ 62,972       6.68%          $ 77,320      6.89%
                                                           ========                      ========

     The weighted average period to maturity date for the FHLB advances outstanding at December 31, 2001 was 3.9 years, with a weighted average period to call date of 3.7 years. During the three months ended December 31, 2001, the Company's average FHLB advances outstanding were $63.0 million, and the maximum month end balance outstanding was $63.1 million.

     At December 31, 2001, the Association exceeded all of its regulatory capital requirements with a tangible capital level of 6.7% of total adjusted assets, which is above the required level of 1.5%; core capital of 6.7% of total adjusted assets, which is above the required level of 4.0%; and total risk-based capital of 13.8%, which is above the required level of 8.0%. These regulatory capital requirements, which are applicable to the Association only, do not consider additional capital held at the Holding Company level, and require certain adjustments to stockholder's equity to arrive at the various capital amounts.


Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. Other types of market risk, such as foreign exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.

         Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor its interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's Form 10-K for the year ended September 30, 2001.

During the quarter ended December 31, 2001, there were no significant changes in the Company's assessment of market risk.

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

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits


      (b)  Reports on Form 8-K

     During the quarter ended December 31, 2001, the Company filed three reports on Form 8-K. On November 7, 2001, the Company filed a form 8-K containing a press release announcing the Company's earnings for the quarter and fiscal year ended September 30, 2001. On November 16, 2001 the Company filed a form 8-K containing a press release announcing the definitive merger agreement with Atlantic Bank of New York. On November 29, 2001 the Company filed a form 8-K containing a press release announcing that the Company entered into a limited waiver agreement with Gould Investors LP.

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


                                       YONKERS FINANCIAL CORPORATION
                                       -----------------------------
                                       (Registrant)


Date:  February 14, 2002               /s/  RICHARD F. KOMOSINSKI
                                       --------------------------
                                       Richard F. Komosinski,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  February 14, 2002               /s/ JOSEPH D. ROBERTO
                                       ----------------------
                                       Joseph D. Roberto
                                       Senior Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)